Form 10-Q
period 1996-03-30
THERMO SENTRON INC
filed 1996-05-06
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-14254

                               THERMO SENTRON INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         41-1827303
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   501 90th Avenue N.W.
   Minneapolis, Minnesota                                                55433
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (612) 783-2500

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days.  Yes [   ]  No [ X ]

               The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 1, 1996, the date its Registration Statement on Form S-1 became effective, and has filed all reports required to be filed thereunder since such date.

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at April 26, 1996
         ----------------------------     ------------------------------
         Common Stock, $.01 par value                9,875,000
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                        $ 1,873        $ 3,012
     Accounts receivable, less allowances
       of $2,227 and $2,291                            15,228         12,935
     Inventories:
       Raw materials                                    3,113          2,984
       Work in process                                  2,578          2,184
       Finished goods                                   4,519          3,638
     Prepaid expenses and income taxes                  1,912          1,331
                                                      -------        -------
                                                       29,223         26,084
                                                      -------        -------

   Property, Plant and Equipment, at Cost               3,056          2,745
     Less: Accumulated depreciation and amortization    1,118            931
                                                      -------        -------
                                                        1,938          1,814
                                                      -------        -------

   Other Assets (Note 3)                                2,918            247
                                                      -------        -------

   Cost in Excess of Net Assets of Acquired
     Companies                                         38,543         33,815
                                                      -------        -------
                                                      $72,622        $61,960
                                                      =======        =======













                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholder's Investment


                                                      March 30,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------

   Current Liabilities:
     Notes payable and current maturity of
       long-term obligation                            $11,947       $ 7,961
     Accounts payable                                    5,376         5,793
     Accrued payroll and employee benefits               3,791         4,006
     Accrued income taxes                                2,247         1,787
     Customer deposits                                   1,683         1,494
     Accrued installation and warranty expenses          1,528         1,539
     Other accrued expenses                              5,048         3,778
     Due to parent company and Thermo
       Electron Corporation                              5,098           579
                                                       -------       -------
                                                        36,718        26,937
                                                       -------       -------

   Deferred Income Taxes                                   336           336
                                                       -------       -------

   Shareholder's Investment:
     Net parent company investment                           -        34,836
     Common stock, $.01 par value, 30,000,000
       shares authorized; 7,000,000 shares
       issued and outstanding                               70             -
     Capital in excess of par value                     34,766             -
     Retained earnings                                     742             -
     Cumulative translation adjustment                     (10)         (149)
                                                       -------       -------
                                                        35,568        34,687
                                                       -------       -------
                                                       $72,622       $61,960
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.











                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues                                             $16,697      $16,457
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                    10,246       10,047
     Selling, general and administrative
       expenses                                           4,503        4,515
     Research and development expenses                      560          503
                                                        -------      -------
                                                         15,309       15,065
                                                        -------      -------

   Operating Income                                       1,388        1,392

   Interest Income                                           20           34
   Interest Expense                                        (222)        (205)
   Other Income (Expense), Net                               51          (79)
                                                        -------      -------

   Income Before Provision for Income Taxes               1,237        1,142
   Provision for Income Taxes                               495          434
                                                        -------      -------
   Net Income                                           $   742      $   708
                                                        =======      =======
   Earnings per Share                                   $   .11      $   .10
                                                        =======      =======
   Weighted Average Shares                                7,027        7,027
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.












                                        4PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
    Net income                                          $    742    $    708
    Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
      Depreciation and amortization                          459         409
      Provision for losses on accounts receivable             37         138
      Changes in current accounts, excluding
       the effects of acquisition:
        Accounts receivable                               (1,585)       (384)
        Inventories                                         (474)       (356)
        Other current assets                                (551)         82
        Accounts payable                                    (763)      2,234
        Other current liabilities                           (312)     (1,417)
                                                        --------    --------
         Net cash provided by (used in)
          operating activities                            (2,447)      1,414
                                                        --------    --------
   Investing Activities:
    Acquisition, net of cash acquired                     (4,355)          -
    Purchases of property, plant and equipment              (211)       (196)
    (Increase) decrease in other assets (Note 3)          (2,671)        111
    Other                                                     95          27
                                                        --------    --------
         Net cash used in investing activities            (7,142)        (58)
                                                        --------    --------
   Financing Activities:
    Net increase in related party borrowings               4,519         248
    Net increase (decrease) in short-term borrowings       4,074        (478)
    Repayment of long-term obligation                       (273)          -
    Net transfer to parent company                             -        (476)
                                                        --------    --------
         Net cash provided by (used in)
          financing activities                             8,320        (706)
                                                        --------    --------
   Exchange Rate Effect on Cash                              130        (314)
                                                        --------    --------
   Increase (Decrease) in Cash and Cash Equivalents       (1,139)        336
   Cash and Cash Equivalents at Beginning of Period        3,012       2,089
                                                        --------    --------
   Cash and Cash Equivalents at End of Period           $  1,873    $  2,425
                                                        ========    ========
   Cash Paid For:
    Interest                                            $    213    $    147
    Income taxes                                        $    184    $  1,226

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-806), filed with the Securities and Exchange Commission.


   2.   Acquisition

        On January 8, 1996, the Company acquired Hitech Electrocontrols Limited (Hitech), a U.K.-based manufacturer of metal-detection equipment and specialty checkweighing equipment for the baking industry. The Company acquired Hitech for approximately $4.5 million in cash, subject to a post-closing adjustment which is estimated to be a $30,000 reduction in the purchase price. The acquisition was financed with a credit facility, denominated in British pounds sterling, which was repaid in April 1996.

        The acquisition has been accounted for using the purchase method of accounting. Pro forma data is not presented since the acquisition of Hitech was not material to the Company's results of operations and financial position.


   3.   Subsequent Events

   Initial Public Offering

        In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of approximately $42.3 million. Following the offering, Thermedics Inc. (Thermedics) owned approximately 71% of the Company's outstanding common stock.

                                        6PAGE

                               THERMO SENTRON INC.

   Acquisition of Product Line

        On April 1, 1996, the Company purchased the solids flow-measurement product line of Endress + Hauser, Inc. (Endress + Hauser) for approximately $2.6 million in cash. In addition, the Company agreed to purchase certain inventory relating to the product line upon final verification of the amounts, which are currently estimated at approximately $900,000. Pursuant to the purchase agreement, the purchase price is also subject to adjustment, not to exceed $500,000, if revenues from this product line for the twelve months ended April 1, 1997 exceed specified dollar amounts.

        The Company had advanced $2.6 million of the purchase price to a third party escrow account as of March 30, 1996, and has classified this amount as other assets in the accompanying balance sheet. The allocation of the purchase price to the applicable balance sheet accounts will occur as of April 1, 1996. The acquisition was financed with an advance from Thermo Electron Corporation (Thermo Electron) which was repaid in April 1996.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold primarily to customers in the food processing, baking, and pharmaceutical industries. Products in the Company's bulk-materials product line include conveyor-belt scales, solid-level measurement and conveyor-monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and material-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through exports and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company expects an increase in the percentage of its revenues derived from international operations.



                                        7PAGE

                               THERMO SENTRON INC.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues were $16,697,000 in the first quarter of 1996, compared with $16,457,000 in the first quarter of 1995. The increase in revenues reflects an increase in international sales, as well as the inclusion of $991,000 in revenues from Hitech, which was acquired in January 1996. These increases were offset in part by lower U.S. product sales due to a decrease in demand and a $786,000 decline in revenues due to the transfer of a product line, which the Company had ceased to distribute upon its acquisition by Thermedics, to Thermo Instrument Systems Inc. in 1995.

        The gross profit margin was unchanged at 39% in the first quarter of 1996 and 1995.

        Selling, general and administrative expenses as a percentage of revenues was unchanged at 27% in the first quarter of 1996 and 1995. Research and development expenses as a percentage of revenues was relatively unchanged at 3.4% in the first quarter of 1996, compared with 3.1% in the first quarter of 1995.

        The effective tax rate was 40% in the first quarter of 1996, compared with 38% in the first quarter of 1995. These rates exceed the statutory federal income tax rate due primarily to state income taxes.

   Liquidity and Capital Resources

        Working capital was negative $7,495,000 at March 30, 1996, compared with negative $853,000 at December 30, 1995. Included in working capital are cash and cash equivalents of $1,873,000 at March 30, 1996, compared with $3,012,000 at December 30, 1995.

        During the first quarter of 1996, $2,447,000 of cash was used in operating activities. Cash flow from operating activities was primarily affected by an increase in accounts receivable and other current assets. Accounts receivable increased due to a significant portion of first quarter sales occuring in March 1996, as well as a lower accounts receivable balance at year-end 1995.

        In January 1996, the Company acquired Hitech for approximately $4.5 million in cash. Additionally, approximately $2.6 million of the purchase price for the Endress + Hauser product line acquisition was advanced to a third party escrow account as of March 30, 1996 (Note 3). The Hitech acquisition was financed with a credit facility denominated in British pounds sterling, and the product line acquisition was financed with an advance from Thermo Electron. The short-term borrowing and advance from Thermo Electron were repaid in April 1996.

        In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of approximately $42.3 million. The Company used part of the proceeds to repay $8.0 million in short-term borrowings and $4.6 million in advances from Thermo Electron.


                                        8PAGE

                               THERMO SENTRON INC.

        During the remainder of 1996, the Company plans to expend approximately $825,000 for property, plant and equipment. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermedics or Thermo Electron. The Company believes that its existing resources, the proceeds from its initial public offering, and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.























                                        9PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1996.

                                                THERMO SENTRON INC.



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer




























                                       10PAGE

                               THERMO SENTRON INC.

                                  Exhibit Index


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.