Form 10-Q
period 1996-06-29
THERMO SENTRON INC
filed 1996-08-06
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days. Yes [ X ]  No [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at July 26, 1996
         ----------------------------     -----------------------------
         Common Stock, $.01 par value                9,875,000
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       June 29,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 28,023      $  3,012
     Available-for-sale investments, at quoted
       market value (amortized cost of $6,583
       in 1996)                                          6,584             -
     Accounts receivable, less allowances
       of $2,263 and $2,291                             14,833        12,935
     Inventories:
       Raw materials                                     4,420         2,984
       Work in process                                   2,320         2,184
       Finished goods                                    4,720         3,638
     Prepaid expenses and income taxes                   1,698         1,331
                                                      --------      --------
                                                        62,598        26,084
                                                      --------      --------

   Property, Plant and Equipment, at Cost                3,231         2,745
     Less: Accumulated depreciation and amortization     1,266           931
                                                      --------      --------
                                                         1,965         1,814
                                                      --------      --------

   Other Assets                                          3,581           247
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 3)                                 37,628        33,815
                                                      --------      --------
                                                      $105,772      $ 61,960
                                                      ========      ========







                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturity of
       long-term obligation                            $  5,096     $  7,961
     Accounts payable                                     5,854        5,793
     Accrued payroll and employee benefits                3,544        4,006
     Accrued income taxes                                 2,115        1,787
     Customer deposits                                    1,083        1,494
     Accrued acquisition expenses                         1,620          747
     Accrued installation and warranty expenses           1,275        1,539
     Other accrued expenses (Note 3)                      4,459        3,031
     Due to parent company and Thermo
       Electron Corporation                                 909          579
                                                       --------     --------
                                                         25,955       26,937
                                                       --------     --------

   Deferred Income Taxes                                    336          336
                                                       --------     --------

   Shareholders' Investment (Note 2):
     Net parent company investment                            -       34,836
     Common stock, $.01 par value, 30,000,000
       shares authorized; 9,875,000 shares
       issued and outstanding in 1996                        99            -
     Capital in excess of par value                      77,100            -
     Retained earnings                                    2,202            -
     Cumulative translation adjustment                       80         (149)
                                                       --------     --------
                                                         79,481       34,687
                                                       --------     --------
                                                       $105,772     $ 61,960
                                                       ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                           June 29,   July 1,
   (In thousands except per share amounts)                     1996      1995
   --------------------------------------------------------------------------
   Revenues                                                $17,331   $17,116
                                                           -------   -------

   Costs and Operating Expenses:
     Cost of revenues                                       10,186    10,118
     Selling, general and administrative expenses            4,718     4,500
     Research and development expenses                         431       480
                                                           -------   -------
                                                            15,335    15,098
                                                           -------   -------

   Operating Income                                          1,996     2,018

   Interest Income                                             493        38
   Interest Expense                                           (202)     (247)
   Other Income (Expense), Net                                  27        (3)
                                                           -------   -------

   Income Before Provision for Income Taxes                  2,314     1,806
   Provision for Income Taxes                                  854       686
                                                           -------   -------
   Net Income                                              $ 1,460   $ 1,120
                                                           =======   =======
   Earnings per Share                                      $   .15   $   .16
                                                           =======   =======
   Weighted Average Shares                                   9,846     7,027
                                                           =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.










                                        4PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                            Six Months Ended
                                                           ------------------
                                                           June 29,   July 1,
   (In thousands except per share amounts)                     1996      1995
   --------------------------------------------------------------------------
   Revenues                                                $34,028   $33,573
                                                           -------   -------

   Costs and Operating Expenses:
     Cost of revenues                                       20,432    20,165
     Selling, general and administrative expenses            9,221     9,015
     Research and development expenses                         991       983
                                                           -------   -------
                                                            30,644    30,163
                                                           -------   -------

   Operating Income                                          3,384     3,410

   Interest Income                                             513        72
   Interest Expense                                           (424)     (452)
   Other Income (Expense), Net                                  78       (82)
                                                           -------   -------
   Income Before Provision for Income Taxes                  3,551     2,948
   Provision for Income Taxes                                1,349     1,120
                                                           -------   -------
   Net Income                                              $ 2,202   $ 1,828
                                                           =======   =======
   Earnings per Share                                      $   .26   $   .26
                                                           =======   =======
   Weighted Average Shares                                   8,437     7,027
                                                           =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        5PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands)                                             1996      1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $  2,202  $  1,828
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                       909       783
           Provision for losses on accounts receivable         124       168
           Other noncash items                                 (17)        -
           Changes in current accounts, excluding
             the effects of acquisitions:
               Accounts receivable                          (1,265)   (1,707)
               Inventories                                  (1,355)     (826)
               Other current assets                           (339)      116
               Accounts payable                                 35     1,627
               Other current liabilities                      (950)   (1,126)
                                                          --------  --------
                 Net cash provided by (used in)
                   operating activities                       (656)      863
                                                          --------  --------
   Investing Activities:
     Acquisition, net of cash acquired (Note 3)             (4,355)        -
     Acquisition of product line (Note 3)                   (2,621)        -
     Purchases of available-for-sale investments           (11,583)        -
     Proceeds from sale and maturities of
       available-for-sale investments                        5,017         -
     Purchases of property, plant and equipment               (343)     (418)
     Other                                                       -       140
                                                          --------  --------
                 Net cash used in investing activities     (13,885)     (278)
                                                          --------  --------
   Financing Activities:
     Net proceeds from issuance of Company common
       stock (Note 2)                                       42,363         -
     Net decrease in short-term borrowings                  (2,784)     (567)
     Repayment of long-term obligation                        (273)        -
     Net transfer from parent company                            -       559
                                                          --------  --------
                 Net cash provided by (used in)
                   financing activities                     39,306        (8)
                                                          --------  --------
   Exchange Rate Effect on Cash                                246      (379)
                                                          --------  --------

   Increase in Cash and Cash Equivalents                    25,011       198
   Cash and Cash Equivalents at Beginning of Period          3,012     2,089
                                                          --------  --------
   Cash and Cash Equivalents at End of Period             $ 28,023  $  2,287
                                                          ========  ========

                                        6PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                                                           Six Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands)                                             1996      1995
   -------------------------------------------------------------------------
   Noncash Activities:
     Fair value of assets of acquired company             $  6,480  $      -
     Cash paid for acquired company                         (4,496)        -
                                                          --------  --------

         Liabilities assumed of acquired company          $  1,984  $      -
                                                          ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.
















                                        7PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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


   2.   Initial Public Offering

        In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of approximately $42.4 million. The Company used part of such proceeds to repay approximately $12.6 million in short-term borrowings from Thermo Electron and third parties (Note 3). Following the offering, Thermedics Inc. (Thermedics) owned approximately 71% of the Company's outstanding common stock.


   3.   Acquisitions

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

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $5.0 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.
                                        8PAGE

                               THERMO SENTRON INC.

        In April 1996, the Company purchased the assets of the solids flow-measurement product line of Endress + Hauser, Inc. (Endress + Hauser) for approximately $4.0 million. The Company had paid $2.6 million in cash as of June 29, 1996. The remaining purchase price of $1.4 million was paid subsequent to final verification of inventory amounts in July 1996 and is included in other accrued expenses in the accompanying 1996 balance sheet. Pursuant to the purchase agreement, the purchase price is also subject to adjustment, not to exceed $500,000, if revenues from this product line for the twelve months ended April 1, 1997 exceed specified dollar amounts.

        The product line purchase has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying financial statements from the date of acquisition. Allocation of the purchase price was based on an estimate of the fair value of assets purchased.


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

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues were $17,331,000 in the second quarter of 1996, compared with $17,116,000 in the second quarter of 1995. The increase in revenues reflects the inclusion of $1,323,000 in revenues from Hitech

                                        9PAGE

                               THERMO SENTRON INC.

   Electrocontrols Limited (Hitech), which was acquired in January 1996, and $330,000 in revenues from the Endress + Hauser product line, which was purchased in April 1996, offset in part by a $1,099,000 decrease in U.S. product sales due to a decrease in demand.

        The gross profit margin was 41% in the second quarter of 1996 and 1995.

        Selling, general and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 1996 from 26% in the second quarter of 1995, primarily due to increased selling and marketing expenses for newly introduced products and the purchased solids flow-measurement product line. Research and development expenses as a percentage of revenues remained relatively constant at 2.5% in the second quarter of 1996, compared with 2.8% in the second quarter of 1995.

        Interest income increased to $493,000 in the second quarter of 1996 from $38,000 in the second quarter of 1995 as a result of interest income earned on the invested proceeds from the Company's April 1996 initial public offering of its common stock.

        The effective tax rate was 37% in the second quarter of 1996, compared with 38% in the second quarter of 1995. The effective tax rates exceed the statutory federal income tax rate due primarily to state income taxes and foreign tax rate and tax law differences.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues were $34,028,000 in the first six months of 1996, compared with $33,573,000 in the first six months of 1995. The increase in revenues reflects the inclusion of $2,314,000 in revenues from Hitech, which was acquired in January 1996, and $330,000 in revenues from the Endress + Hauser product line, which was purchased in April 1996, as well as a $416,000 increase in sales in the Far East. These increases were offset in part by a $1,933,000 decrease in U.S. product sales due to a decrease in demand and a $786,000 decline in revenues due to the sale of a product line to Thermo Instrument Systems Inc. (Thermo Instrument) in 1995. Thermo Instrument is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

        The gross profit margin was 40% in the first six months of 1996 and 1995.

        Selling, general and administrative expenses as a percentage of revenues were 27% in the first six months of 1996 and 1995. Research and development expenses as a percentage of revenues were unchanged at 2.9% in the first six months of 1996 and 1995.

        Interest income increased to $513,000 in the first six months of 1996 from $72,000 in the first six months of 1995 as a result of interest income earned on the invested proceeds from the Company's April 1996 initial public offering of its common stock.

                                       10PAGE

                               THERMO SENTRON INC.

        The effective tax rate was 38% in the first six months of 1996 and 1995. The effective tax rate exceeded the statutory federal income tax rate due primarily to state income taxes and foreign tax rate and tax law differences.

   Liquidity and Capital Resources

        Working capital was $36,643,000 at June 29, 1996, compared with negative $853,000 at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,607,000 at June 29, 1996, compared with $3,012,000 at December 30, 1995.

        During the first six months of 1996, $656,000 of cash was used in operating activities. Cash flow from operating activities was primarily affected by an increase in accounts receivable and inventories, as well as a decrease in other current liabilities. Accounts receivable increased due to a significant portion of second quarter sales occurring in June 1996, as well as a high level of cash receipts in December 1995 which resulted in lower outstanding receivables at year end. The increase in inventories resulted primarily from newly introduced products, as well as higher inventories at Hitech resulting from a large contract.

        In January 1996, the Company acquired Hitech for approximately $4.5 million in cash. In April 1996, the Company purchased the solids flow-measurement product line of Endress + Hauser for approximately $4.0 million. The Company had paid approximately $2.6 million in cash as of June 29, 1996. The remaining purchase price of $1.4 million was paid in July 1996. The Hitech acquisition was financed with a credit facility denominated in British pounds sterling, and the product line acquisition was financed with an advance from Thermo Electron. The short-term borrowings and the advance from Thermo Electron were repaid in April 1996.

        In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of approximately $42.4 million. The Company used part of the proceeds to repay $8.0 million in short-term borrowings and $4.6 million in advances from Thermo Electron.

        During the remainder of 1996, the Company plans to expend approximately $565,000 for property, plant and equipment. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermedics Inc. or Thermo Electron. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       11PAGE

                               THERMO SENTRON INC.

   PART II - OTHER INFORMATION

   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.































                                       12PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1996.

                                                THERMO SENTRON INC.



                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                ------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer





















                                       13PAGE

                               THERMO SENTRON INC.

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.