Form 10-Q
period 1996-09-28
THERMO SENTRON INC
filed 1996-11-04
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                   Outstanding at October 25, 1996
          ----------------------------     --------------------------------
          Common Stock, $.01 par value                9,875,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 26,556       $  3,012
      Available-for-sale investments, at quoted
        market value (amortized cost of $6,678
        in 1996)                                        6,687              -
      Accounts receivable, less allowances
        of $2,046 and $2,291                           16,267         12,935
      Inventories:
        Raw materials                                   4,041          2,984
        Work in process                                 2,321          2,184
        Finished goods                                  4,363          3,638
      Prepaid expenses and income taxes                 1,488          1,331
                                                     --------       --------
                                                       61,723         26,084
                                                     --------       --------

    Property, Plant and Equipment, at Cost              3,484          2,745
      Less: Accumulated depreciation and
            amortization                                1,473            931
                                                     --------       --------
                                                        2,011          1,814
                                                     --------       --------

    Other Assets                                        3,657            247
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                               37,115         33,815
                                                     --------       --------
                                                     $104,506       $ 61,960
                                                     ========       ========




                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 28,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturity of
        long-term obligation                         $  4,049     $  7,961
      Accounts payable                                  5,324        5,793
      Accrued payroll and employee benefits             3,899        4,006
      Accrued income taxes                              2,745        1,787
      Customer deposits                                 1,342        1,494
      Accrued installation and warranty expenses        1,204        1,539
      Other accrued expenses                            3,742        3,778
      Due to parent company and Thermo
        Electron Corporation                            1,038          579
                                                     --------     --------
                                                       23,343       26,937
                                                     --------     --------

    Deferred Income Taxes                                 336          336
                                                     --------     --------

    Shareholders' Investment (Note 2):
      Net parent company investment                         -       34,836
      Common stock, $.01 par value, 30,000,000
        shares authorized; 9,875,000 shares issued
        and outstanding                                    99            -
      Capital in excess of par value                   77,072            -
      Retained earnings                                 3,548            -
      Cumulative translation adjustment                   102         (149)
      Net unrealized gain on available-for-sale
        investments                                         6            -
                                                     --------     --------
                                                       80,827       34,687
                                                     --------     --------
                                                     $104,506     $ 61,960
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 28,  September 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues                                         $17,518        $17,460
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                10,499         11,121
      Selling, general and administrative expenses     4,827          4,084
      Research and development expenses                  463            457
                                                     -------        -------
                                                      15,789         15,662
                                                     -------        -------

    Operating Income                                   1,729          1,798

    Interest Income                                      452             37
    Interest Expense                                     (66)          (224)
    Other Income, Net                                     56             12
                                                     -------        -------
    Income Before Provision for Income Taxes           2,171          1,623
    Provision for Income Taxes                           825            619
                                                     -------        -------
    Net Income                                       $ 1,346        $ 1,004
                                                     =======        =======

    Earnings per Share                               $   .14        $   .14
                                                     =======        =======

    Weighted Average Shares                            9,875          7,027
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues                                         $51,546        $51,033
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                30,931         31,286
      Selling, general and administrative expenses    14,048         13,099
      Research and development expenses                1,454          1,440
                                                     -------        -------
                                                      46,433         45,825
                                                     -------        -------

    Operating Income                                   5,113          5,208

    Interest Income                                      965            109
    Interest Expense                                    (490)          (676)
    Other Income (Expense), Net                          134            (70)
                                                     -------        -------
    Income Before Provision for Income Taxes           5,722          4,571
    Provision for Income Taxes                         2,174          1,739
                                                     -------        -------
    Net Income                                       $ 3,548        $ 2,832
                                                     =======        =======

    Earnings per Share                               $   .40        $   .40
                                                     =======        =======

    Weighted Average Shares                            8,916          7,027
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.







                                        5PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------

                                              September 28,   September 30,
    (In thousands)                                     1996            1995
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  3,548       $  2,832
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Depreciation and amortization               1,412          1,172
          Provision for losses on accounts
            receivable                                  286            205
          Increase in deferred income taxes               -             20
          Other noncash items                          (135)            67
          Changes in current accounts,
            excluding the effects of
            acquisitions:
              Accounts receivable                    (2,642)        (1,860)
              Inventories                              (121)        (1,869)
              Other current assets                       91            266
              Accounts payable                         (461)           917
              Other current liabilities                (793)          (437)
                                                   --------       --------
                Net cash provided by operating
                  activities                          1,185          1,313
                                                   --------       --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 3)     (4,323)             -
      Acquisition of product line (Note 3)           (4,437)             -
      Purchases of available-for-sale investments   (11,583)             -
      Proceeds from sale and maturities of
        available-for-sale investments                5,037              -
      Purchases of property, plant and equipment       (639)          (517)
      Other                                              20             54
                                                   --------       --------
                Net cash used in investing
                  activities                        (15,925)          (463)
                                                   --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 2)                        42,335              -
      Net decrease in short-term borrowings          (1,944)        (1,961)
      Repayment of long-term obligation              (2,176)             -
      Net transfer from parent company                    -            363
                                                   --------       --------
                Net cash provided by (used in)
                  financing activities             $ 38,215       $ (1,598)
                                                   --------       --------

                                        6PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------

                                              September 28,   September 30,
   (In thousands)                                      1996            1995
   ------------------------------------------------------------------------
   Exchange Rate Effect on Cash                    $     69        $    (70)
                                                   --------        --------
   Increase (Decrease) in Cash and Cash
     Equivalents                                     23,544            (818)
   Cash and Cash Equivalents at Beginning of
     Period                                           3,012           2,089
                                                   --------        --------
   Cash and Cash Equivalents at End of Period      $ 26,556        $  1,271
                                                   ========        ========

   Noncash Activities:
     Fair value of assets of acquired company      $  6,510        $      -
     Cash paid for acquired company                  (4,464)              -
                                                   --------        --------
     Liabilities assumed of acquired company       $  2,046        $      -
                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Initial Public Offering

         In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of approximately $42.3 million. The Company used part of such proceeds to repay approximately $12.6 million in short-term borrowings from Thermo Electron Corporation (Thermo Electron) and third parties (Note 3). Following the offering, Thermedics Inc., a majority-owned subsidiary of Thermo Electron, owned approximately 71% of the Company's outstanding common stock.


    3.   Acquisitions

         In January 1996, the Company acquired Hitech Electrocontrols Limited (Hitech), a U.K.-based manufacturer of metal-detection equipment and specialty checkweighing equipment for the baking industry. The Company acquired Hitech for approximately $4.5 million in cash. The acquisition was financed with a credit facility, denominated in British pounds sterling, which was repaid in April 1996.

         The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $4.9 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.
                                        8PAGE

                               THERMO SENTRON INC.

         In April 1996, the Company purchased the assets of the solids flow-measurement product line of Endress + Hauser, Inc. (Endress + Hauser) for approximately $4.4 million in cash. Pursuant to the purchase agreement, the purchase price is subject to adjustment, not to exceed $500,000, if revenues from this product line for the twelve months ended April 1, 1997 exceed specified dollar amounts. The product line purchase was financed with an advance from Thermo Electron which was repaid in April 1996.

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


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold primarily to customers in the food-processing, baking, and pharmaceutical industries. Products in the Company's bulk-material product line include conveyor-belt scales, solid level-measurement and conveyor-monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and material-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

         A substantial portion of the Company's sales are derived from sales of products outside the United States, through exports and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company expects an increase in the percentage of its revenues derived from international operations during the next twelve months.

                                        9PAGE

                               THERMO SENTRON INC.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues were $17,518,000 in the third quarter of 1996, compared with $17,460,000 in the third quarter of 1995. The increase in revenues reflects the inclusion of $897,000 in revenues from Hitech Electrocontrols Limited (Hitech), which was acquired in January 1996, and $1,098,000 in revenues from the Endress + Hauser, Inc. (Endress + Hauser) product line, which was purchased in April 1996. These increases were largely offset by the inclusion of $1,650,000 in revenues in the third quarter of 1995 from the sale of a large sampling system to a customer in Taiwan.

         The gross profit margin increased to 40% in the third quarter of 1996 from 36% in the third quarter of 1995. The gross profit margin in the third quarter of 1995 was affected by a lower margin on the large sampling system sold in the third quarter of 1995.

         Selling, general and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1996 from 23% in the third quarter of 1995, primarily due to increased selling and marketing expenses for newly introduced products and the purchased Endress + Hauser product line. In addition, selling, general and administrative expenses as a percentage of revenues in 1995 were affected by lower costs on the large sampling system sold. Research and development expenses as a percentage of revenues were unchanged at 2.6% in the third quarter of 1996 and 1995.

         Interest income increased to $452,000 in the third quarter of 1996 from $37,000 in the third quarter of 1995, primarily due to interest income earned on the invested proceeds from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $66,000 in the third quarter of 1996 from $224,000 in the third quarter of 1995 primarily due to repayment of a note payable and a reduction in short-term borrowings.

         The effective tax rate was 38% in the third quarter of 1996 and 1995. The effective tax rate exceeded the statutory federal income tax rate due primarily to the impact of state income taxes and foreign tax rate and tax law differences.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues were $51,546,000 in the first nine months of 1996, compared with $51,033,000 in the first nine months of 1995. The increase in revenues reflects the inclusion of $3,211,000 in revenues from Hitech, which was acquired in January 1996, and $1,428,000 in revenues from the Endress + Hauser product line, which was purchased in April 1996, as well as a $410,000 increase in sales in the Far East. These increases were offset in part by the inclusion of $1,650,000 in revenues in 1995 from the sale of a large sampling system to a customer in Taiwan; a $2,113,000 decrease in U.S. product revenues due to lower demand resulting from a reduction in capital spending by major food suppliers, caused by higher

                                       10PAGE

                               THERMO SENTRON INC.

    grain prices and breakfast cereal price wars; and a $786,000 decline in revenues due to the sale of a product line to Thermo Instrument Systems Inc. (Thermo Instrument) in 1995. Thermo Instrument is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

         The gross profit margin increased to 40% in the first nine months of 1996 from 39% in the first nine months of 1995 primarily due to the reason discussed in the results of operations for the third quarter.

         Selling, general and administrative expenses as a percentage of revenues increased to 27% in the first nine months of 1996 from 26% in the first nine months of 1995 for the reasons discussed in the results of operations for the third quarter. Research and development expenses as a percentage of revenues were unchanged at 2.8% in the first nine months of 1996 and 1995.

         Interest income increased to $965,000 in the first nine months of 1996 from $109,000 in the first nine months of 1995, primarily due to interest income earned on the invested proceeds from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $490,000 in the first nine months of 1996 from $676,000 in the first nine months of 1995 for the reasons discussed in the results of operations for the third quarter.

         The effective tax rate was 38% in the first nine months of 1996 and 1995. The effective tax rate exceeded the statutory federal income tax rate due primarily to the impact of state income taxes and foreign tax rate and tax law differences.

    Liquidity and Capital Resources

         Working capital was $38,380,000 at September 28, 1996, compared with negative $853,000 at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $33,243,000 at September 28, 1996, compared with $3,012,000 at December 30, 1995.

         During the first nine months of 1996, $1,185,000 of cash was provided by operating activities. Cash flow from operating activities was primarily affected by an increase in accounts receivable. Accounts receivable increased due to a significant portion of third quarter sales occurring in September 1996, as well as a high level of cash receipts in December 1995, which resulted in lower outstanding accounts receivable at year end.

         In January 1996, the Company acquired Hitech for approximately $4.5 million in cash. In April 1996, the Company purchased the solids flow-measurement product line of Endress + Hauser for approximately $4.4 million in cash. The Hitech acquisition was financed with a credit facility denominated in British pounds sterling, and the product line purchase was financed with an advance from Thermo Electron, both of which were repaid in April 1996.
                                       11PAGE

                               THERMO SENTRON INC.

         In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering for net proceeds of approximately $42.3 million (Note 2). The Company used part of the proceeds to repay approximately $12.6 million in short-term borrowings from Thermo Electron and third parties.

         During the first nine months of 1996, the Company expended $639,000 for property, plant and equipment. In the remainder of 1996, the Company expects to make capital expenditures of approximately $300,000. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermedics Inc. or Thermo Electron. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated With Acquisition Strategy. The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing product lines. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approval, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         International Operations. Sales outside the United States accounted for more than 55% of the Company's total revenues in each of the last three years. The Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign

                                       12PAGE

                               THERMO SENTRON INC.

    countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariff, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

         Government Regulations and Approvals. The market for certain of the Company's products, both in the United States and abroad, is subject to or influenced by various domestic and foreign clean air and consumer protection laws. The Company designs, develops, and markets its products to meet customer needs created by existing and anticipated regulations, and any changes in these regulations may adversely affect consumer demand for the Company's products. In addition, the marketing of certain of the Company's products is dependent upon the receipt of regulatory and other approvals, including industry association approvals of the design, construction and accuracy of the Company's products. Delays in obtaining, or the failure to obtain, any such approvals could have a material adverse effect on the Company's business and results of operations.

         Competition. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for precision-weighing and inspection equipment include customer service and support, quality and reliability, price, accuracy, ease of use, distribution channels, technical features, compatibility with customers' manufacturing processes, and regulatory approvals. Certain of the Company's competitors have greater resources, manufacturing and marketing capabilities, technical staff, and production facilities than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

         Technological Change and New Products. The market for precision-weighing and inspection equipment is characterized by changing technology, evolving industry standards, and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and technologies to meet changing customer requirements. The Company is currently devoting significant resources toward the enhancement of its existing products and the development of new products and technologies. There can be no assurance that the Company will successfully complete the enhancement and development of these products in a timely fashion or that the Company's current or future products will satisfy the needs of the precision-weighing and inspection equipment market.

                                       13PAGE

                               THERMO SENTRON INC.

         Potential Fluctuations in Quarterly Performance. The Company's quarterly operating results may vary significantly depending on a number of factors, including the size, timing, and shipment of individual orders, seasonality of revenue, foreign currency exchange rates, the mix of products sold and general economic conditions. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.












                                       14PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1996.

                                                 THERMO SENTRON INC.



                                                 Paul F. Kelleher
                                                 --------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 --------------------
                                                 John N. Hatsopoulos
                                                 Chief Financial Officer























                                       15PAGE

                               THERMO SENTRON INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      10.1       Stock Holdings Assistance Plan and Form of
                 Promissory Note.

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.