Form 10-K
period 1996-12-28
THERMO SENTRON INC
filed 1997-03-14
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------
                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 28, 1996

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                         Commission file number 1-14254

                               THERMO SENTRON INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       41-1827303
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    501 90th Avenue N.W.
    Minneapolis, Minnesota                                              55433
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (612) 783-2500

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class       Name of each exchange on which registered
     ----------------------------  -----------------------------------------
     Common Stock, $.01 par value           American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
    Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $31,456,000.

    As of January 24, 1997, the Registrant had 9,875,000 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Sentron Inc. (the Company or the Registrant) designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, and sampling systems.

        The Company was incorporated in Delaware in November 1995 as a wholly owned subsidiary of Thermedics Inc. (Thermedics), a publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron). The Company was operated as Ramsey Technology Inc., a wholly owned subsidiary of Baker Hughes Incorporated (Baker Hughes), prior to its March 16, 1994, acquisition by Thermedics. In January 1996, the Company acquired Hitech Electrocontrols Limited (Hitech), a U.K.-based manufacturer of metal-detection equipment and specialty checkweighing equipment for the baking industry, and in April 1996, the assets of the solids flow-measurement product line of Endress + Hauser, Inc. (Endress + Hauser).

        In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share for net proceeds of $42.3 million. As of December 28, 1996, Thermedics owned 7,000,000 shares of the Company's common stock, representing 71% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets product quality- assurance systems, electrochemistry and microweighing products, electronic-test instruments, explosives-detection devices, and moisture-analysis systems, as well as implantable heart-assist systems and other biomedical products. As of December 28, 1996, Thermo Electron owned 250,000 shares of the Company's common stock, representing 3% of such stock outstanding. These shares were purchased during 1996* in the open market for a total price of $4,006,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, papermaking and recycling equipment, biomedical products such as heart-assist devices and mammography systems, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively. The fiscal year ended December 31, 1994, includes the Company's financial results for the period from March 16, 1994, the date Ramsey Technology Inc. was acquired by Thermedics, through December 31, 1994.
                                        2PAGE

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Information About Industry Segments

        The Company is engaged in one business segment: the design, manufacture, and marketing of precision-weighing and inspection equipment.

    (c) Description of Business

    Products for Packaged Goods

        Sales of products for the packaged-goods market represented approximately 37% of the Company's total revenues in 1996 and account for an increasing portion of the Company's business. These products are sold primarily to customers in the food-processing and pharmaceutical industries.

        Checkweighing Equipment. The Company's checkweighing products weigh, classify, and reject packages moving at high speeds (more than 600 packages per minute) with accuracy to the three-gram level. The Company also offers checkweighing products that are accurate to the 50-milligram level for pharmaceutical and other high-accuracy applications. By assuring that packages contain designated quantities of materials, the Company's checkweighing equipment is used to satisfy customer demand and regulatory requirements for quality standards and to improve productivity by minimizing product giveaway.

        The Company has developed a proprietary database of methodologies and designs that it uses to create custom weighing solutions for particular applications, such as retrofitting packaging lines in response to changes in package size, type, and design. The Company believes that its proprietary database provides it with a competitive advantage by allowing it to deliver customized weighing equipment on a timely and cost-effective basis.

        The Company produces a complete line of electronic in-line checkweighing products ranging from devices designed solely to reject underweight products, to sophisticated machines with comprehensive statistical data-collection and production-monitoring capabilities, allowing customers to monitor the deviation from target weight, the

                                        3PAGE
    number of rejections, and the amount of product giveaway. The Company also produces the only checkweighing products specifically designed to satisfy the Good Manufacturing Practices (GMP) requirements of the pharmaceutical industry.

        Metal Detectors. Metal detectors are used to inspect packaged products for metal contaminants. The Company offers metal detectors capable of detecting a small metal particle (approximately one millimeter in diameter) in a package moving on a conveyor belt at speeds in excess of 300 feet per minute.

        In connection with its acquisition of Hitech, the Company acquired patented self-testing technology for use with metal-detection products. This technology allows an operator to program a metal detector to automatically route a metal object through the device at preset intervals without operator assistance or interruption to the production process. The results of these tests can be tracked by computer and incorporated into quality- and process-control reports. The Company introduced this new patented feature as part of its metal-detection product line in 1996.

        Other Products for Packaged Goods. Other complementary packaged-goods products offered by the Company include canned-goods label inspectors and various conveying and product-handling devices to assist in the presentation of products to the Company's checkweighing equipment and metal detectors and the rejecting and handling of unacceptable products from the customer's production line.

        Revenues from products for packaged goods were $25,861,000, $23,700,000, and $17,321,000 in 1996, 1995, and the period from March
    16, 1994, through December 31, 1994, respectively.

    Products for Bulk Materials

        Sales of products for the bulk-materials market represented approximately 63% of the Company's total revenues in 1996. These products are sold primarily to customers in the mining and material-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

        Conveyor-Belt Scales. The Company offers a wide variety of conveyor-belt scales for use in industrial and other applications. A conveyor-belt scale is a device that measures the speed at which bulk material is being conveyed and delivered on a moving conveyor belt, as well as the total mass of material conveyed over a given time.

        The Company's conveyor-belt scales are typically used to measure production rates and monitor inventory, to control the speed of flow of measured materials or other related materials for blending purposes, and to monitor process performance. Conveyor-belt scales are used in many industries, including mining, construction materials, power, food-processing, pulp and paper, chemicals, and solids recycling. By eliminating a separate weighing procedure from the production process, conveyor-belt scales are used to streamline operations in these industries.
                                        4PAGE

        The Company's conveyor-belt scales are well-suited for the weighing of materials traveling at high speeds and for processes requiring high accuracy. These products make use of the Company's proprietary algorithms and applications expertise to measure material moving at speeds in excess of 10,000 tons per hour with accuracy to within the 0.125% level. The Company's conveyor-belt scales may also be linked to a computer for system process-control. This communications capability is designed to assist customers in monitoring inventory, preparing quality-control reports, and operating production lines more efficiently.

        The Company incorporates its conveyor-belt scales into short-length conveyors called weigh belt-feeders. These products are used both to weigh materials in motion and to adjust the speed of the conveyor belt to control the amount of material fed in connection with a production process.

        The Company's conveyor-belt scales include models for process monitoring (with accuracy to within 1%), models for plant-control and inventory and stock piling services (with accuracy to within 0.5%), and high-precision models for use in the transfer of custody of goods requiring government agency certification and approvals (with accuracy to within 0.125%).

        Sampling Systems. The Company provides a number of different systems that extract and collect statistically representative samples of bulk materials for quality-control purposes. Sampling systems are typically used to mechanically extract a small amount of material (the sample) from a moving conveyor so that the material can be taken to an analytical laboratory for testing. The Company's sampling systems are used at mine sites, shipping facilities, transfer stations, steel mills, cement plants, and coal-fired power plants. The Company's sampling systems are used by manufacturers and their customers to ensure that products conform to desired specifications at the time of both shipment and delivery.

        The Company offers a variety of sampling solutions, including "sweep" samplers, which extract samples from any location on a moving conveyor belt, and self-contained sampling units, which provide a modular approach to sampling without expensive integration into the user's material-handling system.

        Other Bulk-Material Products. The Company's solid level-measurement and conveyor-monitoring products include safety pull, belt run-off, and tilt switches; speed-monitoring devices; contents-monitoring systems; and grade, slope, and material feed controls for asphalt paving machines. The Company's other complementary bulk-material products include tramp metal detectors, front-end loader scales, and static weighing and batching equipment. These products are often incorporated into complete weighing solutions the Company provides to its customers.

        Revenues from products for bulk materials were $44,166,000, $43,774,000, and $32,795,000 in 1996, 1995, and the period from March
    16, 1994, through December 31, 1994, respectively.
                                        5PAGE

    Distribution of Products

        The Company markets and distributes its products primarily through manufacturer's representatives. It also relies upon a direct sales force, distributors, and original equipment manufacturers.

    Raw Materials

        The C-level sensor used as a component of one of the Company's bulk-materials products is supplied by a sole-source vendor. Although the Company has not experienced any difficulty in obtaining adequate supplies from this vendor, there can be no assurance that the licensor will be able to furnish the Company with a suffiencient number of C-level sensors to meet customer demand. The Company believes that the unanticipated loss of this vendor would not result in a material adverse effect on the Company's business.

    Patents, Licenses, and Trademarks

        The Company's proprietary methodologies, designs, and other proprietary intellectual rights are important to the Company's operations. The Company relies upon a combination of patent, trade secret, nondisclosure, and other contractual arrangements, as well as copyright and trademark laws, to protect its proprietary rights. The Company seeks to limit access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information, that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights, or that competitors will not be able to develop similar technology independently.

        The Company currently holds issued U.S. patents expiring at various dates ranging from December 1997 to September 2010. The Company also has applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has certain registered and other trademarks and is a licensee of a patent for its C-level sensors. The Company believes that its products, trademarks, and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

    Backlog

        The Company's backlog of unfilled orders was $14.2 million and $11.2 million as of December 28, 1996, and December 30, 1995, respectively. The Company anticipates that substantially all of the backlog at December 28, 1996, will be shipped during 1997. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

                                        6PAGE

    Competition

        The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company's principal competitors in the packaged-goods market are Ishida Scales Mfg. Co., Ltd. and Mettler-Toledo AG. In the more fragmented bulk-materials market, the Company competes on a worldwide basis primarily with Carl Schenck AG and Milltronics Corporation. The Company believes that the principal competitive pressures affecting the market for precision-weighing and inspection equipment include customer service and support, quality and reliability, price, accuracy, ease of use, distribution channels, technical features, compatibility with customers' manufacturing processes, and regulatory approvals. Certain of the Company's competitors have greater resources, manufacturing and marketing capabilities, technical staff, and production facilities than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products, than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

    Research and Development

        Research and development expenses for the Company were $1,881,000, $1,920,000, and $1,228,000 in 1996, 1995, and the period from March 16,
    1994, through December 31, 1994, respectively.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    Number of Employees

        As of December 28, 1996, the Company employed approximately 425 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.



                                        7PAGE

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                        Age    Executive Officer)
    ------------------------    ---    ----------------------------------
    Lewis J. Ribich             52     President and Chief Executive
                                         Officer (1995)
    John N. Hatsopoulos         62     Vice President and Chief Financial
                                         Officer (1996)
    Paul F. Kelleher            54     Chief Accounting Officer (1995)
    M. Preston Luman            41     Vice President, Finance and
                                         Operations (1995)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermedics or Thermo Electron. Mr. Ribich has been Chief Executive Officer, President, and a Director of the Company since its inception in 1995 and President of Ramsey since 1990. Mr. Luman has been Vice President, Finance and Operations of the Company since its inception in 1995. For nine years, Mr. Luman has held various financial and operations positions at Ramsey. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

        Under a lease expiring in March 1999, the Company leases approximately 90,000 square feet of office and final-assembly space in Minneapolis, Minnesota, from which it conducts its principal U.S. operations. The Company conducts its international operations primarily from approximately 130,000 square feet of additional facilities under leases expiring at various dates through 2013. The Company believes that these facilities are in good condition and are suitable and adequate to meet its current needs.


    Item 3. Legal Proceedings

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.




                                        8PAGE

                                     PART II


    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.



                                        9PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.






                                       10PAGE

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K

    (a,d)     Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II:  Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K

             None.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.


                                       11PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 14, 1997            THERMO SENTRON INC.


                                    By: Lewis J. Ribich
                                        -------------------------
                                        Lewis J. Ribich
                                        President and Chief Executive
                                          Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 14, 1997.

    Signature                          Title
    ---------                          -----
    By: Lewis J. Ribich                President, Chief Executive Officer,
        ---------------------
        Lewis J. Ribich                  and Director

    By: John N. Hatsopoulos            Vice President and Chief Financial
        ---------------------
        John N. Hatsopoulos              Officer

    By: Paul F. Kelleher               Chief Accounting Officer
        ---------------------
        Paul F. Kelleher

    By: Marshall J. Armstrong          Director
        ---------------------
        Marshall J. Armstrong

    By: Donald E. Noble                Director
        ---------------------
        Donald E. Noble

    By: Peter Richman                  Director
        ---------------------
        Peter Richman

    By: John W. Wood Jr.               Chairman of the Board and Director
        ---------------------
        John W. Wood Jr.
                                       12PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Sentron Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Sentron Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 6, 1997












                                       13PAGE

  SCHEDULE II

                               THERMO SENTRON INC.

                        Valuation And Qualifying Accounts
                                 (In thousands)


                     Balance  Provision                                 Balance
                          at    Charged             Accounts                 at
                   Beginning         to    Accounts  Written             End of
  Description      of Period    Expense   Recovered      Off  Other(a)   Period
  -----------------------------------------------------------------------------
  Year Ended
    December 28, 1996

      Allowance for
        Doubtful
        Accounts      $2,291     $  217      $    3   $ (679)  $  (20)  $1,812

  Year Ended
    December 30, 1995

      Allowance for
        Doubtful
        Accounts      $2,302     $  229      $    1   $ (229)  $  (12)  $2,291

  For the Period from
    March 16, 1994,
    through December
    31, 1994

      Allowance for
        Doubtful
        Accounts      $1,814     $  585      $    4   $  (88)  $  (13)  $2,302

  (a)Includes allowance of business acquired during the year as described in
     Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.











                                       14PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of January 31, 1996, between Thermo Electron Corporation (Thermo Electron) and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of January 31, 1996, between Thermedics Inc. and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.4 Amended and Restated Master Repurchase Agreement dated as of January 31, 1996, between Thermo Electron and the Registrant.

     10.5 Master Guarantee Reimbursement Agreement dated as of January 31, 1996, between Thermo Electron and the
              Registrant (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.6 Master Guarantee Reimbursement Agreement dated as of January 31, 1996, between Thermedics and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.7     Equity Incentive Plan of the Registrant (filed as Exhibit
              10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

                                       15PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through
              10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827], and Thermedics' plans were filed as Exhibits 10.18 through 10.22 to the Annual Report on Form 10-K of Thermedics for the fiscal year ended December 28, 1996 [File No. 1-9567], and are incorporated herein by reference.

     10.8 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.9     Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.10    Form of Indemnification Agreement for Officers and
              Directors (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

     10.11    Restated Stock Holdings Assistance Plan and Form of
              Promissory Note.

     11       Statement re: Computation of Earnings per Share.

     13       Annual Report to Shareholders for the year ended
              December 28, 1996 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule.