Form 10-K/A
period 1996-12-28
THERMO SENTRON INC
filed 1997-04-25
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X      Annual Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                           Transition Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------

            Common Stock, $.01 par value       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
       the past 90 days. Yes [ X ]  No [   ]

       Indicate by check mark if disclosure of delinquent filers
       pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements
       incorporated by reference into Part III of this Form 10-K or any
       amendment to this Form 10-K. [    ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was
PAGE
       approximately $31,456,000.

       As of January 24, 1997, the Registrant had 9,875,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.       Directors and Executive Officers of
                                     the Registrant.

            Part III, Item 11.       Executive Compensation.

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and
                                               Management.

            Part III, Item 13.       Certain Relationships and
                                          Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                     THERMO SENTRON INC.


                                     By: /s/ Sandra L. Lambert
                                         -------------------------------

                                          Sandra L. Lambert
                                          Secretary



                                 ATTACHMENT A
PAGE

                                   DIRECTORS

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermedics Inc. ("Thermedics"), a manufacturer of inspection and measurement instrumentation and biomedical products, and Thermedics' parent company, Thermo Electron Corporation
       ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

       Marshall J.          Mr. Armstrong, 61, has been a director of
       Armstrong            the Corporation since September 1996.  Mr.
                            Armstrong has been senior vice president, government affairs of Thermo Electron since
                            March 1997 and was a vice president of
                            Thermo Electron from 1986 until his
                            promotion. He also served as chairman of the board of Thermo Power Corporation, a majority-owned subsidiary of Thermo
                            Electron that manufactures packaged
                            cogeneration, commercial cooling and
                            specialized refrigeration systems, from
                            1990 to 1996, as its chief executive
                            officer from 1991 to 1996, and as its
                            president from 1992 to 1995. He is also a director of SatCon Technology Corporation and Thermo Power Corporation.

       Donald E. Noble      Mr. Noble, 82, has been a director of the
                            Corporation since January 1996.  For more
                            than 20 years, from 1959 to 1980, Mr. Noble
                            served as the chief executive officer of
                            Rubbermaid Incorporated, first with the
                            title of president and then as chairman of
                            the board.  Mr. Noble is also a director of
                            Thermo Electron, Thermo Fibertek Inc.,
                            Thermo Power Corporation and Thermo
                            TerraTech Inc.
       Lewis J. Ribich      Mr. Ribich, 53, has been the chief
                            executive officer, president and a director of the Corporation since its inception in 1995. He has also been president of Ramsey
                            Technology Inc., the predecessor of the
                            Corporation, since 1990.
PAGE

       Peter Richman        Mr. Richman, 69, has been a director of the
                            Corporation since January 1996.  Mr.
                            Richman has been a consultant on corporate development and acquisition strategies since March 1993. For more than five years prior to 1993, Mr. Richman was the founder, president and chief executive officer of Keytek Instrument Corp., a manufacturer of electromagnetic compatibility testing equipment, which was sold in 1993 to Thermo
                            Voltek Corp., a majority-owned subsidiary of Thermedics. Mr. Richman is also a director of Thermo Voltek Corp.

       John W. Wood Jr.     Mr. Wood, 53, has been a director of the
                            Corporation since its inception in 1995.
                            Mr. Wood has been a senior vice president of Thermo Electron since November 1995, and was a vice president of Thermo Electron from September 1994 to November 1995. Mr.
                            Wood also has been the president and chief executive officer of Thermedics since 1984.
                            Mr. Wood is also a director of Thermedics, Thermedics Detection Inc., Thermo
                            Cardiosystems Inc. and Thermo Voltek
                            Corporation.

       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Mr. Noble and Mr. Richman (Chairman). The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Noble (Chairman) and Mr. Richman. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met five times, the Audit Committee met once and the Human Resources Committee met four times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he served held during fiscal 1996.

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo
                                        2
PAGE

       Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Messrs. Armstrong, Ribich and Wood are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermedics or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermedics or 25% or more of the outstanding common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 971.40 shares of Common Stock were accumulated under the Deferred Compensation Plan.

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000 shares annually to outside directors. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

                                        3
PAGE

            Under the Directors Plan, each outside director who joined the Board of Directors prior to or during 1996 was granted an option to purchase 15,000 shares of Common Stock upon the effective date of the Corporation's initial public offering. The size of awards to new directors appointed to the Board of Directors after 1996 is reduced by 3,750 shares in each subsequent year. Outside directors who join the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months after the date of grant. The shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 3,750 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

            Outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with the Annual Meeting of the Stockholders to be held in 2000. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. Options to purchase 100,000 shares of Common Stock were reserved and available for grant under the Directors Plan as of March 1, 1997.

       Stock Ownership Policies for Directors

                                        4
PAGE

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermedics, the Corporation's parent company, and of Thermo Electron, Thermedics' parent company, as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
       (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermedics or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermedics.






        Name                       Thermo        Thermedics   Thermo
                                   Sentron       Inc. (3)     Electron
                                   Inc. (2)                   Corporation
                                                              (4)

        Thermedics Inc. (5)            7,000,000           N/A          N/A

        Investment Advisers, Inc.        500,200           N/A          N/A
        (6)

        Marshall J.  Armstrong             2,000         1,313      167,013

        M. Preston Luman                  26,200        10,777          386

        Donald E. Noble                   16,785        14,173       54,701

        Lewis J. Ribich                   65,200        51,501       12,039

        Peter Richman                     16,485         8,000        3,300

        John W. Wood Jr.                  33,000       175,347      263,199

        All directors and current
        executive
        officers as a group (8           194,670       346,954    1,172,404




       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

       (2) Shares of the Common Stock beneficially owned by Mr. Armstrong, Mr. Luman, Mr. Noble, Mr. Ribich, Mr. Richman, Mr. Wood and all directors and executive officers as a group include 2,000, 20,000, 15,000, 60,000, 15,000, 30,000 and
                                        5
PAGE

            162,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the Common Stock beneficially owned by Mr. Noble, Mr. Richman and all directors and executive officers as a group include 485, 485 and 970 full shares, respectively, allocated to their respective accounts through March 1, 1997, maintained under the Corporation's deferred compensation plan for directors. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.9% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermedics beneficially owned by Mr. Luman, Mr. Noble, Mr. Ribich, Mr. Richman, Mr. Wood and all directors and executive officers as a group include 10,000, 4,500, 50,700, 4,500, 125,500 and 264,200 shares, respectively, that such  person or  group has the right  to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermedics beneficially owned by Mr. Armstrong and all directors and executive officers as a group include 1,313 full shares, allocated through March 1, 1997, to Mr. Armstrong's account maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"), of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron. Shares of the common stock of Thermedics beneficially owned by Mr. Wood include 2,600 shares held in custodial accounts for the benefit of minor children. The directors and executive officers of the Corporation did not individually or as a group beneficially own more than 1% of the common stock of Thermedics outstanding as of March 1, 1997.

       (4)  The shares of the common  stock of Thermo Electron shown  in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong, Mr. Noble, Mr. Ribich,
            Mr. Wood and all directors and executive officers as a group include 111,374, 9,375, 11,325, 227,658 and 886,991 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Noble and all directors and executive officers as a group include 41,911 full shares allocated to Mr. Noble's account maintained under the Thermo Electron deferred compensation plan for directors. Shares of the common stock of Thermo Electron beneficially owned by Mr. Armstrong include 249 shares owned by his spouse. The directors and executive officers of the corporation did not individually or as a group beneficially own more than 1% of the common stock of Thermo Electron outstanding as of March 1, 1997.

       (5)  As  of  March   1,  1997,   Thermedics  beneficially   owned
                                        6
PAGE
            approximately 71% of the outstanding Common Stock. Thermedics' address is 470 Wildwood Street, Woburn, Massachusetts 02254. As of March 1, 1997, Thermedics had the power to elect all of the members of the Corporation's Board of Directors. Thermedics is a majority-owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermedics. Thermo Electron disclaims beneficial ownership of these shares.

       (6) Information regarding the number of shares of the Common Stock beneficially owned by Investment Advisers, Inc. is based on the most recent Schedule 13G of Investment Advisers, Inc. received by the Corporation, which reported such ownership as of December 31, 1996. The address of Investment Advisers, Inc. is 3700 First Bank Place, Box 357, Minneapolis, Minnesota 55440. As of December 31, 1996, Investment Advisers, Inc. beneficially owned approximately 5.07% of the outstanding Common Stock.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermedics and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following
       instances.   Mr. Peter Richman, a director of the Corporation,
       filed one Form 4 late reporting one transaction consisting of an open market purchase of shares. Thermo Electron filed six Forms 4 late, reporting a total of 17 transactions, consisting of 13 open market purchases of Common Stock, the exercise of two options to purchase Common Stock granted to employees and the lapse and cancellation of two such options without exercise.

       EXECUTIVE COMPENSATION

       NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock split with respect to the common stock of Thermo Electron distributed in June 1996 in the form of a 50% stock dividend.

       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and one other executive officer for the last two fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and
                                        7
PAGE

       Exchange Commission's executive compensation disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.










                               Summary Compensation Table


                                                       Long Term
                                                     Compensation
                                                      Securities
                                                      Underlying
                                       Annual       Options (No. of
             Name and       Fiscal  Compensation        Shares        All Other
        Principal Position   Year  Salary   Bonus   and Company) (1)  Compensation
                                                                         (2)

        Lewis J. Ribich      1996 $159,000  $89,000    60,000(TSR)     $8,059(3)

           President and                                  600(TMD)

           Chief Executive                                 75(TMO)

           Officer
                                                        2,000(TFG)

                             1995 $155,000  $87,500       100(TMD)     $6,750


        M. Preston Luman     1996 $100,000  $48,000    20,000(TSR)     $6,240(3)

        Vice President,
                             1995 $ 95,000  $40,000        --          $6,594
        Finance and

        Operations




       (1) Options granted by the Corporation are designated in the table as "TSR." In addition, Mr. Ribich has also been granted options to purchase common stock of Thermo Electron and its majority-owned subsidiaries from time to time as part of Thermo Electron's stock option program. Options have been granted during the last two fiscal years in the following Thermo Electron companies: Thermedics Inc. (designated in the table as TMD), Thermo Electron (designated in the table as TMO) and Thermo Fibergen Inc. (designated in the table as TFG).

       (2)  Represents the amount of matching contributions made by  the
            individual's  employer  on  behalf  of  executive   officers
            participating in the Thermo Electron 401(k) plan.

       (3) In addition to the matching contribution referred to in footnote (2), such amount includes $1,309 and $896, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Ribich and Mr. Luman, respectively, pursuant to the Corporation's stock holding assistance plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officer. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.








                                   Option Grants in Fiscal 1996


                                                                           Potential
                                                                           Realizable
                                         Percent of                     Value at Assumed

                                            Total                       Annual Rates of
                                           Options                           Stock
                            Number of    Granted to                    Price Appreciation
                            Securities               Exercise                 for
                            Underlying    Employees   Price   Expira-   Option Term (2)
                             Options         in        Per     tion

              Name         Granted (1)   Fiscal Year  Share    Date       5%       10%

        Lewis J. Ribich     60,000 (TSR)   20.8%       $14.00 03/01/08 $668,400 $1,796,400

                               600 (TMD)    0.2% (3)   $28.13 02/09/99   $2,658     $5,586

                                75 (TMO)      -- (3)   $42.79 05/22/99     $506     $1,062

                             2,000 (TFG)    0.4% (3)   $10.00 09/12/08  $15,920    $42,760



       M. Preston Luman    20,000 (TSR)     6.9%       $14.00 03/01/08 $222,800   $598,800




                                        8
PAGE

       (1) The options granted during the fiscal year are immediately exercisable as of the end of the fiscal year. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The options granted to Mr. Ribich were granted as a part of Thermo Electron's stock option program. These options have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

       (3) These options were granted under stock option plans maintained by Thermo Electron companies and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officer. No stock appreciation rights were exercised or were outstanding during fiscal 1996.




                                        9
PAGE









                      Aggregated Option Exercises In Fiscal 1995 And
                             Fiscal 1996 Year-End Option Values


                                                            Number of
                                                           Unexercised
                                                           Options at
                                         Shares              Fiscal       Value of
                                        Acquired            Year-End    Unexercised
                                           on      Value   (Exercisable/ In-the-Money
              Name           Company    Exercise Realized Unexercisable)   Options
                                                               (1)

        Lewis J. Ribich   Thermo Sentron    --      --      60,000/0          $0 /--

                          Thermo            --      --      11,325/0    $223,426 /--
                          Electron

                          Thermedics        --      --      50,700/0    $270,061 /--

                          Thermo            --      --       2,000/0      $1,500 /--
                          Fibergen

                          ThermoSpectra     --      --         800/0      $1,500 /--

        M. Preston Luman  Thermo Sentron    --      --      20,000/0          $0 /--

                          Thermedics        --      --      10,000/0     $53,950 /--



       (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, including the Corporation, which was created by Thermedics Inc. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate,
                                       10
PAGE
       are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.
                                       11
PAGE

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $700,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            The Corporation acts as a distributor in Europe for process measurement instruments manufactured by TN Technologies ("TN"), a subsidiary of Thermo Instrument Systems Inc. ("Thermo Instrument"), a publicly traded, majority- owned subsidiary of Thermo Electron.
       In 1996, the Corporation purchased such products from TN for $563,000. In 1996, the Corporation also sold meters to TN resulting in revenues of $114,000.

            In 1996, the Corporation received a ten percent (10%)
       commission totaling $69,670 from another subsidiary of Thermo Instrument, which the Corporation earned in connection with the sale by this subsidiary of one of its CrossBelt Analyzers to an
       Australian-based cement manufacturing company.
                                       12
PAGE

            As of December 28, 1996, $1,018,000 of the Corporation's cash equivalents were invested pursuant to a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       Stock Holding Assistance Plan

            During 1996, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the grant date, unless otherwise authorized by the Committee. During 1996, Mr. Lewis J. Ribich, the Corporation's chief executive officer, and Mr. M. Preston Luman, the Corporation's vice president, each received loans in the respective principal amounts of $75,384 and $70,010.70 under this plan to purchase 5,200 and 5,800 shares, respectively.


       AA971130051