Form 10-Q
period 1997-03-29
THERMO SENTRON INC
filed 1997-05-05
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

                    Class                   Outstanding at April 25, 1997
          ----------------------------     ------------------------------
          Common Stock, $.01 par value                9,875,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 27,498       $ 28,226
      Available-for-sale investments, at quoted
        market value (amortized cost of $6,679
        and $6,582)                                     6,681          6,594
      Accounts receivable, less allowances
        of $1,667 and $1,812                           17,000         17,296
      Inventories:
        Raw materials                                   3,988          4,126
        Work in process                                 2,160          2,550
        Finished goods                                  4,471          4,951
      Prepaid expenses and income taxes                 2,459          2,118
                                                     --------       --------
                                                       64,257         65,861
                                                     --------       --------

    Property, Plant, and Equipment, at Cost             3,680          3,576
      Less: Accumulated depreciation and
            amortization                                1,598          1,487
                                                     --------       --------
                                                        2,082          2,089
                                                     --------       --------
    Other Assets                                        4,066          3,522
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               36,498         35,714
                                                     --------       --------
                                                     $106,903       $107,186
                                                     ========       ========

                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                  $  3,699       $  3,596
      Accounts payable                                  6,052          6,898
      Accrued payroll and employee benefits             3,809          4,056
      Accrued income taxes                              2,516          2,686
      Customer deposits                                 1,700          1,936
      Accrued commissions                               1,303          1,223
      Other accrued expenses                            3,134          3,309
      Due to affiliated companies                         861            763
                                                     --------       --------
                                                       23,074         24,467
                                                     --------       --------
    Deferred Income Taxes                                 354            354
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 30,000,000
        shares authorized; 9,875,000 shares issued
        and outstanding                                    99             99
      Capital in excess of par value                   77,072         77,072
      Retained earnings                                 6,500          5,152
      Cumulative translation adjustment                  (197)            34
      Net unrealized gain on available-for-sale
        investments                                         1              8
                                                     --------       --------
                                                       83,475         82,365
                                                     --------       --------
                                                     $106,903       $107,186
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                    -----------------------
                                                    March 29,     March 30,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues                                          $17,981       $16,697
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 11,085        10,246
      Selling, general, and administrative expenses     4,723         4,503
      Research and development expenses                   436           560
                                                      -------       -------
                                                       16,244        15,309
                                                      -------       -------

    Operating Income                                    1,737         1,388

    Interest Income                                       505            20
    Interest Expense                                      (68)         (222)
    Other Income                                            -            51
                                                      -------       -------
    Income Before Provision for Income Taxes            2,174         1,237
    Provision for Income Taxes                            826           495
                                                      -------       -------
    Net Income                                        $ 1,348       $   742
                                                      =======       =======
    Earnings per Share                                $   .14       $   .11
                                                      =======       =======
    Weighted Average Shares                             9,875         7,027
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                     -----------------------
                                                     March 29,     March 30,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  1,348      $    742
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                    364           459
          Provision for losses on accounts
            receivable                                      32            37
          Changes in current accounts,
            excluding the effects of
            acquisitions:
              Accounts receivable                         (328)       (1,585)
              Inventories                                  570          (474)
              Other current assets                        (463)         (551)
              Accounts payable                            (641)         (763)
              Other current liabilities                   (755)         (312)
                                                      --------      --------
    Net cash provided by (used in) operating
      activities                                           127        (2,447)
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)       (1,082)       (4,355)
      Purchases of property, plant, and equipment         (132)         (211)
      Increase in other assets                               -        (2,671)
      Other                                                 33            95
                                                      --------      --------
    Net cash used in investing activities               (1,181)       (7,142)
                                                      --------      --------
    Financing Activities:
      Net increase in short-term borrowings                280         4,074
      Net increase in related party borrowings               -         4,519
      Repayment of long-term obligation                      -          (273)
                                                      --------      --------
    Net cash provided by financing activities              280         8,320
                                                      --------      --------
    Exchange Rate Effect on Cash                            46           130
                                                      --------      --------
    Decrease in Cash and Cash Equivalents                 (728)       (1,139)
    Cash and Cash Equivalents at Beginning of
      Period                                            28,226         3,012
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 27,498      $  1,873
                                                      ========      ========



                                        5PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     March 29,    March 30,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company        $  1,291     $  6,480
      Cash paid for acquired company                    (1,082)      (4,496)
                                                      --------     --------
      Liabilities assumed of acquired company         $    209     $  1,984
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.














                                        6PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In February 1997, the Company acquired substantially all of the assets of RCC Industrial Electronics Pty. Limited (RCCI) for $1.1 million in cash and the assumption of certain liabilities. RCCI is an Australian-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries and had revenues in 1996 of $1.4 million.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $866,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ

                                        7PAGE

                               THERMO SENTRON INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. The Company's bulk-materials product line includes conveyor-belt scales, solid-level measurement and conveyor-monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and materials-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through export sales and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company expects an increase in the percentage of its revenues derived from international operations during the next twelve months.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues were $18.0 million in the first quarter of 1997, compared with $16.7 million in the first quarter of 1996, an increase of $1.3 million. Revenues decreased $350,000 due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. The increase in revenues primarily reflects the inclusion of $966,000 in revenues from the solids-flow measurement product line, purchased from Endress + Hauser, Inc. in April 1996, and RCC Industrial Pty. Limited (RCCI), acquired in February 1997 (Note 2). Excluding the impact of acquisitions and foreign exchange, revenues increased $668,000, primarily due to increased demand for products in the packaged-goods line.

        The gross profit margin was relatively unchanged at 38.4% in the first quarter of 1997, compared with 38.6% in the first quarter of 1996.

                                        8PAGE

                               THERMO SENTRON INC.

        Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 26% in the first quarter of 1997 from 27% in the first quarter of 1996, primarily due to increased revenues. Research and development expenses as a percentage of revenues decreased to 2.4% in 1997 from 3.4% in 1996, primarily due to costs incurred to complete the Company's new electronic control package during the first quarter of 1996.

        Interest income increased to $505,000 in the first quarter of 1997 from $20,000 in the first quarter of 1996, primarily due to interest income earned on the invested proceeds from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $68,000 in 1997 from $222,000 in 1996, primarily due to the 1996 repayment of a note payable and reduction in short-term borrowings.

        The effective tax rate was 38% in the first quarter of 1997, compared with 40% in the first quarter of 1996. The effective tax rate used in the first quarter of 1997 is the same effective tax rate applicable to the full year for fiscal 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate and tax law differences.

    Liquidity and Capital Resources

        Consolidated working capital was $41.2 million at March 29, 1997, compared with $41.4 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34.2 million at March 29, 1997, compared with $34.8 at December 28, 1996. During the first quarter of 1997, operating activities provided $127,000 of cash. The Company used $1.4 million of cash in 1997 to reduce current liabilities, including $641,000 for accounts payable.

        During the first quarter of 1997, the Company used $1.2 million for investing activities. In February 1997, the Company acquired substantially all of the assets of RCCI for $1.1 million in cash and the assumption of certain liabilities (Note 2). The acquisition was funded with available cash. The Company expended $132,000 for property, plant, and equipment during the first quarter of 1997 and expects to make capital expenditures of approximately $900,000 in the remainder of 1997.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. The Company expects that it will finance any such acquisition through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermedics Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                        9PAGE

                               THERMO SENTRON INC.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





















                                       10PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                                 THERMO SENTRON INC.



                                                 Paul F. Kelleher
                                                 --------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 --------------------
                                                 John N. Hatsopoulos
                                                 Vice President and Chief
                                                   Financial Officer











                                       11PAGE

                               THERMO SENTRON INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.