Form 10-Q
period 1997-06-28
THERMO SENTRON INC
filed 1997-08-04
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                   Outstanding at July 25, 1997
          ----------------------------      ----------------------------
          Common Stock, $.01 par value                9,875,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 25,132       $ 28,226
      Available-for-sale investments, at quoted
        market value (amortized cost of $9,673
        and $6,582)                                     9,691          6,594
      Accounts receivable, less allowances of
        $1,515 and $1,812                              17,010         17,296
      Inventories:
        Raw materials                                   4,023          4,126
        Work in process                                 2,987          2,550
        Finished goods                                  4,183          4,951
      Prepaid expenses and income taxes                 2,532          2,118
                                                     --------       --------
                                                       65,558         65,861
                                                     --------       --------

    Property, Plant, and Equipment, at Cost             3,841          3,576
      Less: Accumulated depreciation and
            amortization                                1,739          1,487
                                                     --------       --------
                                                        2,102          2,089
                                                     --------       --------
    Other Assets                                        4,049          3,522
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               36,247         35,714
                                                     --------       --------
                                                     $107,956       $107,186
                                                     ========       ========


                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                  $  3,399       $  3,596
      Accounts payable                                  6,582          6,898
      Accrued payroll and employee benefits             3,406          4,056
      Accrued income taxes                              2,229          2,686
      Customer deposits                                 1,850          1,936
      Accrued commissions                               1,119          1,223
      Other accrued expenses                            2,703          3,309
      Due to affiliated companies                       1,361            763
                                                     --------       --------
                                                       22,649         24,467
                                                     --------       --------

    Deferred Income Taxes                                 354            354
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 30,000,000
        shares authorized; 9,875,000 shares issued
        and outstanding                                    99             99
      Capital in excess of par value                   77,072         77,072
      Retained earnings                                 8,142          5,152
      Cumulative translation adjustment                  (372)            34
      Net unrealized gain on available-for-sale
        investments                                        12              8
                                                     --------       --------
                                                       84,953         82,365
                                                     --------       --------
                                                     $107,956       $107,186
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues                                          $18,486       $17,331
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 10,892        10,186
      Selling, general, and administrative expenses     5,006         4,718
      Research and development expenses                   430           431
                                                      -------       -------
                                                       16,328        15,335
                                                      -------       -------

    Operating Income                                    2,158         1,996

    Interest Income                                       497           493
    Interest Expense                                      (52)         (202)
    Other Income, Net                                      45            27
                                                      -------       -------
    Income Before Provision for Income Taxes            2,648         2,314
    Provision for Income Taxes                          1,006           854
                                                      -------       -------
    Net Income                                        $ 1,642       $ 1,460
                                                      =======       =======
    Earnings per Share                                $   .17       $   .15
                                                      =======       =======
    Weighted Average Shares                             9,875         9,846
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues                                          $36,467       $34,028
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 21,977        20,432
      Selling, general, and administrative expenses     9,729         9,221
      Research and development expenses                   866           991
                                                      -------       -------
                                                       32,572        30,644
                                                      -------       -------

    Operating Income                                    3,895         3,384

    Interest Income                                     1,002           513
    Interest Expense                                     (120)         (424)
    Other Income, Net                                      45            78
                                                      -------       -------
    Income Before Provision for Income Taxes            4,822         3,551
    Provision for Income Taxes                          1,832         1,349
                                                      -------       -------
    Net Income                                        $ 2,990       $ 2,202
                                                      =======       =======
    Earnings per Share                                $   .30       $   .26
                                                      =======       =======
    Weighted Average Shares                             9,875         8,437
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  2,990      $  2,202
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                    861           909
          Provision for losses on accounts
            receivable                                      21           124
          Other noncash items                              (46)          (17)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                         (441)       (1,265)
              Inventories                                  (99)       (1,355)
              Other current assets                        (545)         (339)
              Accounts payable                             382            35
              Other current liabilities                 (1,887)         (950)
                                                      --------      --------
    Net cash provided by (used in) operating
      activities                                         1,236          (656)
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)       (1,082)       (4,355)
      Acquisition of product line                            -        (2,621)
      Purchases of available-for-sale investments       (8,000)      (11,583)
      Proceeds from sale and maturities of
        available-for-sale investments                   5,000         5,017
      Purchases of property, plant, and equipment         (340)         (343)
      Other                                                 54             -
                                                      --------      --------
    Net cash used in investing activities               (4,368)      (13,885)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                                -        42,363
      Net decrease in short-term borrowings                (34)       (2,784)
      Repayment of long-term obligation                      -          (273)
                                                      --------      --------
    Net cash provided by (used in) financing
      activities                                           (34)       39,306
                                                      --------      --------
    Exchange Rate Effect on Cash                            72           246
                                                      --------      --------
    Increase (Decrease) in Cash and Cash Equivalents    (3,094)       25,011
    Cash and Cash Equivalents at Beginning of
      Period                                            28,226         3,012
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 25,132      $ 28,023
                                                      ========      ========

                                        6PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,     June 29,
    (In thousands)                                        1997         1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company        $  1,291     $  6,480
      Cash paid for acquired company                    (1,082)      (4,496)
                                                      --------     --------
      Liabilities assumed of acquired company         $    209     $  1,984
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In February 1997, the Company acquired substantially all of the assets of RCC Industrial Electronics Pty. Limited (RCCI) for $1.1 million in cash and the assumption of certain liabilities. RCCI is an Australian-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries and had revenues in 1996 of $1.4 million.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $866,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ

                                        8PAGE

                               THERMO SENTRON INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. The Company's bulk-materials product line includes conveyor-belt scales, solid-level measurement and conveyor-monitoring devices, and sampling systems. These products are sold primarily to customers in the mining and materials-processing industries, as well as to electric utilities, chemical manufacturers, and other manufacturing companies.

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through export sales and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company expects an increase in the percentage of its revenues derived from international operations during the next 12 months.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues increased 7% to $18.5 million in the second quarter of 1997 from $17.3 million in the second quarter of 1996. Revenues increased $435,000 due to the acquisition of RCC Industrial Pty. Limited (RCCI) in February 1997 (Note 2). Revenues decreased $426,000 due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. Excluding the impact of the acquisition and foreign exchange, revenues from sales of products in the Company's bulk-materials line increased approximately $1.0 million, primarily due to increased demand in Europe and Canada. Revenues from sales of products in the Company's packaged-goods line increased approximately $200,000, primarily due to increased demand in the U.S.

        The gross profit margin was unchanged at 41% in the second quarter of 1997 and 1996.

        Selling, general, and administrative expenses as a percentage of revenues were unchanged at 27% in the second quarter of 1997 and 1996.
                                        9PAGE

                               THERMO SENTRON INC.

    Research and development expenses as a percentage of revenues decreased slightly to 2.3% in 1997, compared with 2.5% in 1996, primarily due to increased revenues.

        Interest income of $497,000 and $493,000 in the second quarter of 1997 and 1996, respectively, primarily represents interest income earned on the invested proceeds from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $52,000 in 1997 from $202,000 in 1996, primarily due to the 1996 repayment of a note payable and reduction in short-term borrowings.

        The effective tax rate was 38% in the second quarter of 1997, compared with 37% in the second quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues increased 7% to $36.5 million in the first six months of 1997 from $34.0 million in the first six months of 1996. Revenues increased $1.4 million due to the acquisition of RCCI in February 1997 (Note 2) and the solids-flow measurement product line, purchased from Endress & Hauser, Inc. in April 1996. Revenues decreased $776,000 due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. Excluding the impact of the acquisitions and foreign exchange, revenues from sales of products in the Company's bulk-materials product line increased approximately $1.1 million, primarily due to increased demand in North America and Europe. Revenues from sales of products in the Company's packaged-goods product line increased approximately $700,000, primarily due to increased demand in the U.S.

        The gross profit margin was unchanged at 40% in the first six months of 1997 and 1996.

        Selling, general, and administrative expenses as a percentage of revenues were unchanged at 27% in the first six months of 1997 and 1996. Research and development expenses as a percentage of revenues decreased slightly to 2.4% in 1997, compared with 2.9% in 1996, primarily due to costs incurred to complete the Company's new electronic control package during the first quarter of 1996.

        Interest income of $1,002,000 and $513,000 in the first six months of 1997 and 1996, respectively, primarily represents interest income earned on the invested proceeds from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $120,000 in 1997 from $424,000 in 1996, primarily due to the 1996 repayment of a note payable and reduction in short-term borrowings.

        The effective tax rate was 38% in the first six months of 1997 and 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.
                                       10PAGE

                               THERMO SENTRON INC.

    Liquidity and Capital Resources

        Consolidated working capital was $42.9 million at June 28, 1997, compared with $41.4 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34.8 million at both June 28, 1997, and December 28, 1996. During the first six months of 1997, operating activities provided $1.2 million of cash. The Company used $1.5 million of cash in 1997 to reduce current liabilities.

        Excluding available-for-sale investment activity, the Company's primary investing activities during the first six months of 1997 included an acquisition and purchases of property and equipment. In February 1997, the Company acquired substantially all of the assets of RCCI for $1.1 million in cash and the assumption of certain liabilities (Note 2). In July 1997, the Company acquired Westerland Engineering Ltd., an England-based manufacturer of process-weighing and control equipment, for approximately $1.9 million in cash, subject to a post-closing adjustment. The Company expended $340,000 for property, plant, and equipment during the first six months of 1997 and expects to make capital expenditures of approximately $700,000 in the remainder of 1997.

        Certain of the Company's foreign subsidiaries have line of credit arrangements with banks. Notes payable in the accompanying 1997 balance sheet includes $3.3 million of short-term borrowings under these arrangements. Unused lines of credit were $9.9 million as of June 28, 1997.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. While the Company currently has no agreement to make an acquisition, it expects to finance any acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermedics Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Stockholders, the Stockholders elected five incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Mr. Marshall J. Armstrong, Mr. Donald E. Noble, Mr. Lewis J. Ribich, Mr. Peter Richman, and Mr. John W. Wood Jr. Each director, except Mr. Armstrong, received 9,284,797 shares voted in favor of his election and 4,100 shares voted against. Mr. Armstrong received 9,284,197 shares voted in favor of his election and 4,700 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

                                       11PAGE

                               THERMO SENTRON INC.

    Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        At the Annual Meeting of Stockholders, the Stockholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 50,000 shares of the Company's common stock for issuance thereunder as follows: 9,271,722 shares voted in favor of the proposal, 8,825 shares voted against the proposal, and 8,350 shares abstained. No broker nonvotes were recorded on the proposal.


    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





                                       12PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1997.

                                                 THERMO SENTRON INC.



                                                 Paul F. Kelleher
                                                 ------------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 ------------------------
                                                 John N. Hatsopoulos
                                                 Vice President and Chief
                                                   Financial Officer























                                       13PAGE

                               THERMO SENTRON INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.