Form 10-Q
period 1997-09-27
THERMO SENTRON INC
filed 1997-10-31
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                Outstanding at September 27, 1997
        ----------------------------   ---------------------------------
        Common Stock, $.01 par value               9,875,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 28,887       $ 28,226
      Available-for-sale investments, at quoted
        market value (amortized cost of $9,650
        and $6,582)                                     9,675          6,594
      Accounts receivable, less allowances of
        $1,168 and $1,812                              17,624         17,296
      Inventories:
        Raw materials                                   4,199          4,126
        Work in process                                 2,951          2,550
        Finished goods                                  4,416          4,951
      Prepaid expenses and income taxes                 2,469          2,118
                                                     --------       --------
                                                       70,221         65,861
                                                     --------       --------
    Property, Plant, and Equipment, at Cost             4,356          3,576
      Less: Accumulated depreciation and
            amortization                                1,895          1,487
                                                     --------       --------
                                                        2,461          2,089
                                                     --------       --------
    Other Assets                                        4,033          3,522
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               37,371         35,714
                                                     --------       --------
                                                     $114,086       $107,186
                                                     ========       ========




                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable (Note 2)                         $  5,096       $  3,596
      Accounts payable                                  6,878          6,898
      Accrued payroll and employee benefits             3,810          4,056
      Accrued income taxes                              2,975          2,686
      Customer deposits                                 2,513          1,936
      Accrued commissions                               1,205          1,223
      Other accrued expenses                            3,496          3,309
      Due to affiliated companies                       1,377            763
                                                     --------       --------
                                                       27,350         24,467
                                                     --------       --------
    Deferred Income Taxes                                 187            354
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 30,000,000
        shares authorized; 9,875,000 shares issued
        and outstanding                                    99             99
      Capital in excess of par value                   77,072         77,072
      Retained earnings                                 9,782          5,152
      Cumulative translation adjustment                  (420)            34
      Net unrealized gain on available-for-sale
        investments                                        16              8
                                                     --------       --------
                                                       86,549         82,365
                                                     --------       --------
                                                     $114,086       $107,186
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $19,500        $17,518
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                11,677         10,499
      Selling, general, and administrative expenses    5,060          4,827
      Research and development expenses                  483            463
                                                     -------        -------
                                                      17,220         15,789
                                                     -------        -------
    Operating Income                                   2,280          1,729

    Interest Income                                      505            452
    Interest Expense                                     (99)           (66)
    Other Income, Net                                     48             56
                                                     -------        -------
    Income Before Provision for Income Taxes           2,734          2,171
    Provision for Income Taxes                         1,094            825
                                                     -------        -------
    Net Income                                       $ 1,640        $ 1,346
                                                     =======        =======
    Earnings per Share                               $   .17        $   .14
                                                     =======        =======
    Weighted Average Shares                            9,875          9,875
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                              September 27,   September 28,
    (In thousands except per share amounts)            1997            1996
    -----------------------------------------------------------------------
    Revenues                                        $55,967         $51,546
                                                    -------         -------
    Costs and Operating Expenses:
      Cost of revenues                               33,654          30,931
      Selling, general, and administrative expenses  14,789          14,048
      Research and development expenses               1,349           1,454
                                                    -------         -------
                                                     49,792          46,433
                                                    -------         -------
    Operating Income                                  6,175           5,113

    Interest Income                                   1,507             965
    Interest Expense                                   (219)           (490)
    Other Income, Net                                    93             134
                                                    -------         -------
    Income Before Provision for Income Taxes          7,556           5,722
    Provision for Income Taxes                        2,926           2,174
                                                    -------         -------
    Net Income                                      $ 4,630         $ 3,548
                                                    =======         =======
    Earnings per Share                              $   .47         $   .40
                                                    =======         =======
    Weighted Average Shares                           9,875           8,916
                                                    =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                   Nine Months Ended
                                             -----------------------------
                                             September 27,  September 28,
    (In thousands)                                    1997           1996
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                  $  4,630       $  3,548
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization              1,355          1,412
          Provision for losses on accounts
            receivable                                  18            286
          Other noncash items                          (93)          (135)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                     (444)        (2,642)
              Inventories                             (392)          (121)
              Other current assets                    (442)            91
              Accounts payable                         368           (461)
              Other current liabilities                (16)          (793)
                                                  --------       --------
    Net cash provided by operating activities        4,984          1,185
                                                  --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)   (2,860)        (4,323)
      Acquisition of product line                        -         (4,437)
      Purchases of available-for-sale investments   (8,000)       (11,583)
      Proceeds from sale and maturities of
        available-for-sale investments               5,000          5,037
      Purchases of property, plant, and equipment     (484)          (639)
      Other, net                                        75             20
                                                  --------       --------
    Net cash used in investing activities           (6,269)       (15,925)
                                                  --------       --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                            -         42,335
      Net increase (decrease) in short-term
        borrowings                                   1,762         (1,944)
      Repayment of long-term obligation                  -         (2,176)
                                                  --------       --------
    Net cash provided by financing activities        1,762         38,215
                                                  --------       --------
    Exchange Rate Effect on Cash                       184             69
                                                  --------       --------
    Increase in Cash and Cash Equivalents              661         23,544
    Cash and Cash Equivalents at Beginning of
      Period                                        28,226          3,012
                                                  --------       --------
    Cash and Cash Equivalents at End of Period    $ 28,887       $ 26,556
                                                  ========       ========
                                        6PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                   Nine Months Ended
                                             -----------------------------
                                             September 27,   September 28,
    (In thousands)                                    1997            1996
    ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies  $  4,544       $  6,510
      Cash paid for acquired companies              (3,043)        (4,464)
                                                  --------       --------
        Liabilities assumed of acquired
          companies                               $  1,501       $  2,046
                                                  ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.











                                        7PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In February 1997, the Company acquired substantially all of the assets of RCC Industrial Electronics Pty. Limited (RCCI) for $1.1 million in cash and the assumption of certain liabilities. RCCI is an Australian-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries and had revenues in 1996 of $1.4 million.

        In July 1997, the Company acquired Westerland Engineering Ltd. (Westerland) for $2.0 million in cash. To finance this acquisition, the Company borrowed $2.0 million, denominated in British pounds sterling, from a bank, pursuant to a promissory note due January 1998 and bearing interest at 7 15/16%. Westerland, a manufacturer of process-weighing and control equipment, is based in England and had revenues in 1996 of $3.2 million.

        These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The excess of the cost of RCCI and Westerland over the estimated fair value of the acquired net assets was $866,000 and $1,394,000, respectively, and is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.

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

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues increased 11% to $19.5 million in the third quarter of 1997 from $17.5 million in the third quarter of 1996. Revenues increased $1.2 million due to the acquisitions of RCC Industrial Electronics Pty. Limited (RCCI) in February 1997 and Westerland Engineering Ltd. (Westerland) in July 1997 (Note 2). Revenues decreased $856,000 due to a

                                        9PAGE

                               THERMO SENTRON INC.

    stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. Excluding the impact of the acquisitions and foreign exchange, revenues increased $1.7 million, primarily due to increased bulk-materials product line sales exported from the U.S., resulting from increased demand in Southeast Asia and Latin America.

        The gross profit margin was unchanged at 40% in the third quarter of 1997 and 1996.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the third quarter of 1997 from 28% in the third quarter of 1996, primarily due to increased revenues and, to a lesser extent, efforts to control costs. Research and development expenses were relatively unchanged in 1997 as compared with 1996.

        Interest income increased to $505,000 in the third quarter of 1997 from $452,000 in the third quarter of 1996, due to higher average cash balances during the period. Interest expense increased to $99,000 in 1997 from $66,000 in 1996, primarily due to interest incurred on a promissory note issued to finance the acquisition of Westerland.

        The effective tax rate was 40% in the third quarter of 1997, compared with 38% in the third quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences. The effective tax rate increased in 1997 primarily due to the utilization of certain foreign tax loss carryforwards in 1996.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased 9% to $56.0 million in the first nine months of 1997 from $51.5 million in the first nine months of 1996. Revenues increased $2.6 million due to the acquisitions of RCCI and Westerland in 1997, and the inclusion of revenues for the full nine-month period from the solids-flow measurement product line, purchased from Endress & Hauser, Inc. in April 1996. Revenues decreased $1.6 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. Excluding the impact of the acquisitions and foreign exchange, revenues increased $3.5 million. Sales of products in the bulk-materials product line increased approximately $2.7 million, primarily due to increased export sales from the U.S. as discussed in the results of operations for the third quarter. To a lesser extent, these sales increased due to increased demand in North America. Revenues from sales of products in the packaged-goods product line increased approximately $800,000, primarily due to increased demand in the U.S.

        The gross profit margin was unchanged at 40% in the first nine months of 1997 and 1996.

                                       10PAGE

                               THERMO SENTRON INC.

        Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 26% in the first nine months of 1997 from 27% in the first nine months of 1996. Research and development expenses decreased to $1.3 million in 1997 from $1.5 million in 1996, primarily due to costs incurred to complete the Company's new electronic control package during the first quarter of 1996.

        Interest income increased to $1,507,000 in the first nine months of 1997 from $965,000 in the first nine months of 1996, primarily due to increased cash balances for the full nine-month period in 1997 as a result of proceeds received from the Company's April 1996 initial public offering of common stock. Interest expense decreased to $219,000 in 1997 from $490,000 in 1996, primarily due to the 1996 repayment of a note payable and reduction in short-term borrowings.

        The effective tax rate was 39% in the first nine months of 1997, compared with 38% in the first nine months of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

    Liquidity and Capital Resources

        Consolidated working capital was $42.9 million at September 27, 1997, compared with $41.4 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $38.6 million at September 27, 1997, and $34.8 million at December 28, 1996. During the first nine months of 1997, operating activities provided $5.0 million of cash.

        Excluding available-for-sale investments activity, the Company's primary investing activities during the first nine months of 1997 included acquisitions of businesses and purchases of property and equipment. In February 1997, the Company acquired substantially all of the assets of RCCI for $1.1 million in cash and the assumption of certain liabilities (Note 2). In July 1997, the Company acquired Westerland for $2.0 million in cash (Note 2). In order to finance the acquisition of Westerland, the Company borrowed $2.0 million, denominated in British pounds sterling, from a bank, pursuant to a promissory note due January 1998 and bearing interest at 7 15/16%. The Company expended $484,000 for property, plant, and equipment during the first nine months of 1997 and expects to make capital expenditures of approximately $250,000 in the remainder of 1997.

        Certain of the Company's foreign subsidiaries have foreign-currency-denominated line-of-credit arrangements with banks. Notes payable in the accompanying 1997 balance sheet includes $3.3 million of short-term borrowings under these arrangements. Unused lines of credit were $9.6 million as of September 27, 1997.


                                       11PAGE

                               THERMO SENTRON INC.

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


    PART II - OTHER INFORMATION

    Item 2 - Use of Proceeds

        The Company sold 2,875,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-806), which was declared effective by the Securities and Exchange Commission on March 27, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Raymond James & Associates, Inc. The aggregate gross proceeds of the offering were $46,000,000. The Company's total expenses in connection with the offering were $3,665,000, of which $2,990,000 was for underwriting discounts and commissions and $675,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates). The Company's net proceeds from the offering were $42,335,000. As of September 27, 1997, the Company had expended $1,145,000 of such net proceeds for the purchase of property, plant, and equipment and $2,670,000 for research and development. In 1996, the Company used $12,600,000 of the net proceeds to repay short-term borrowings, of which $4,600,000 was paid to Thermo Electron Corporation, and the balance was paid to persons other than Affiliates. In March 1997, the Company used $1,082,000 of the net proceeds to acquire the assets of RCC Industrial Electronics Pty. Ltd. As of September 27, 1997, the Company had expended an aggregate of $17,497,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds, primarily in investment grade interest or dividend bearing instruments. As of September 27, 1997, the balance of the net proceeds of $24,838,000 was invested pursuant to a repurchase agreement with Thermo Electron Corporation.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


                                       12PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of October 1997.

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