Form 10-K
period 1998-01-03
THERMO SENTRON INC
filed 1998-03-12
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $21,013,000.
   As of January 30, 1998, the Registrant had 9,862,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        Thermo Sentron Inc. (the Company or the Registrant) designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. In February 1997, the Company acquired substantially all the assets, subject to certain liabilities of RCC Industrial Electronics Pty. Limited (RCCI), an Australian-based manufacturer of in-motion checkweighers for the food and pharmaceutical industries. In July 1997, the Company acquired Westerland Engineering Ltd., a United Kingdom-based manufacturer of process-weighing and control equipment.

        The Company was incorporated in Delaware in November 1995 as a wholly owned subsidiary of Thermedics Inc., a publicly traded subsidiary of Thermo Electron Corporation. The Company was operated as Ramsey Technology Inc., a wholly owned subsidiary of Baker Hughes Incorporated, prior to its March 16, 1994, acquisition by Thermedics. In April 1996, the Company sold 2,875,000 shares of its common stock in an initial public offering at $16.00 per share, for net proceeds of $42.3 million. As of January 3, 1998, Thermedics owned 7,000,000 shares of the Company's common stock, representing 71% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets electrochemistry and microweighing products, product quality-assurance systems, instruments to test electronics and a range of power products, semiconductors, security devices, as well as implantable heart-assist systems, whole blood coagulation testing equipment, skin-incision devices, and other biomedical products. As of January 3, 1998, Thermo Electron owned 676,900 shares of the Company's common stock, representing 7% of such stock outstanding. Thermo Electron and Thermedics may purchase shares of the Company's common stock from time to time in the open market, or in negotiated transactions. During 1997*, Thermo Electron purchased 426,900 shares of the Company's common stock for $4,772,000. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper-recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, laboratory, and metallurgical services, and conducts advanced-technology research and development.

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        2PAGE

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders which statements are incorporated herein by reference.

    (b) Information About Industry Segments
        -----------------------------------

        The Company is engaged in one business segment: the design, manufacture, and marketing of precision-weighing and inspection equipment.

    (c) Description of Business
        -----------------------

    Products for Packaged Goods

        Sales of products for the packaged-goods market represented approximately 36% of the Company's total revenues in 1997. These products are sold primarily to customers in the food-processing and pharmaceutical industries.

        Checkweighing Equipment. The Company's checkweighing products weigh,
        -----------------------
    classify, and reject packages moving at high speeds (more than 600 packages per minute) with accuracy to within three grams. The Company also offers checkweighing products that are accurate to the 50-milligram level for pharmaceutical and other high-accuracy applications. By assuring that packages contain designated quantities of materials, the Company's checkweighing equipment is used to satisfy customer demand and regulatory requirements for quality standards, to improve productivity by minimizing product giveaway, and to protect the value associated with customers' brand names.

        The Company has developed customized weighing solutions suitable for particular applications, such as retrofitting packaging lines in response to changes in package size, type, and design.

        The Company produces a complete line of electronic in-line checkweighing products ranging from devices designed solely to reject underweight products, to sophisticated machines with comprehensive statistical data-collection and production-monitoring capabilities, allowing customers to monitor the deviation from target weight, the number of rejections, and the amount of product giveaway.

                                        3PAGE

        Metal Detectors. Metal detectors are used to inspect packaged
        ---------------
    products for metal contaminants. The Company offers metal detectors capable of detecting a small metal particle (approximately one millimeter in diameter) in a package moving on a conveyor belt at speeds in excess of 300 feet per minute.

        The Company's patented self-testing technology for use with metal-detection products allows an operator to program a metal detector to automatically route a metal test sphere through the device at preset intervals, without operator assistance or interruption to the production process. The results of these tests can be tracked by computer and incorporated into quality- and process-control reports. The Company introduced this new patented feature as part of its metal-detection product line in 1996.

        Other Products for Packaged Goods. Other complementary packaged-
        ---------------------------------
    goods products offered by the Company include canned-goods label inspectors and various conveying and product-handling devices to assist in the presentation of products to the Company's checkweighing equipment and metal detectors, and the rejecting and handling of unacceptable products from the customer's production line.

        Revenues from products for packaged goods were $28,563,000, $25,861,000, and $23,700,000 in 1997, 1996, and 1995, respectively.

    Products for Bulk Materials

        Sales of products for the bulk-materials market represented approximately 64% of the Company's total revenues in 1997. These products are sold primarily to customers in the mining and material-processing industries, electric utilities, and chemical and other manufacturing companies.

        Conveyor-belt Scales. A conveyor-belt scale is a device that
        --------------------
    measures the rate at which bulk material is being conveyed and delivered on a moving conveyor belt, as well as the total mass of material conveyed over a given time. The Company offers a wide variety of conveyor-belt scales for use in industrial and other applications.

        The Company's conveyor-belt scales are typically used to measure production rates and monitor inventory, to control the rate of flow of measured materials or other related materials for blending purposes, and to monitor process performance. Conveyor-belt scales are used in many industries, including mining, construction materials, power, food-processing, pulp and paper, chemicals, and solids recycling. By eliminating a separate weighing procedure from the production process, conveyor-belt scales are used to streamline operations in these industries.

        The Company's conveyor-belt scales are well-suited for the weighing of materials traveling at high speeds and for processes requiring high accuracy. These products make use of the Company's proprietary algorithms and applications expertise to measure material moving at speeds in excess of 10,000 tons per hour with accuracy to within the
                                        4PAGE

    0.125% level. The Company's conveyor-belt scales may also be linked to a computer for system process-control. This communications capability is designed to assist customers in monitoring inventory, preparing quality-control reports, and operating production lines more efficiently.

        The Company incorporates its conveyor-belt scales into short-length conveyors called weigh-belt feeders. These products are used both to weigh materials in motion and to adjust the speed of the conveyor belt to control the amount of material fed in connection with a production process.

        The Company's conveyor-belt scales include models for process monitoring, plant-control and inventory, and stock piling services, as well as high-precision models for use in the transfer of custody of goods requiring government-agency certification and approvals.

        Sampling Systems. Sampling systems are typically used to
        ----------------
    mechanically extract a small amount of material (the sample) from a moving conveyor so that the material can be taken to an analytical laboratory for testing. The Company provides a number of different systems that extract and collect statistically representative samples of bulk materials for quality-control purposes. The Company's sampling systems are used at mine sites, shipping facilities, transfer stations, steel mills, cement plants, and coal-fired power plants. The Company's sampling systems are used by manufacturers and their customers to ensure that products conform to desired specifications at the time of both shipment and delivery.

        The Company offers a variety of sampling solutions, including "sweep" samplers, which extract samples from any location on a moving conveyor belt, and self-contained sampling units, which provide a modular approach to sampling without expensive integration into the user's material-handling system.

        Small-capacity Feeders. The Company's small-capacity feeders are
        ----------------------
    used to feed the correct proportions of ingredients, such as powders, liquids, and granules, during continuous production processes. Customers include companies in the food, pharmaceutical, chemical, and plastics industries.

        Other Bulk-materials Products. The Company's solid level-measurement
        -----------------------------
    and conveyor-monitoring products include safety pull, belt run-off, and tilt switches; speed-monitoring devices; contents-monitoring systems; and grade, slope, and material feed controls for asphalt paving machines. The Company's other complementary bulk-material products include tramp metal detectors, front-end loader scales, and static weighing and batching equipment. These products are often incorporated into complete weighing solutions the Company provides to its customers.

        Revenues from products for bulk materials were $50,132,000, $44,166,000, and $43,774,000 in 1997, 1996, and 1995, respectively.

                                        5PAGE

    Distribution of Products

        The Company markets and distributes its products primarily through manufacturer representatives. It also relies upon a direct sales force, distributors, and original equipment manufacturers.

    Raw Materials

        The C-level sensor used as a component of one of the Company's bulk-materials products is supplied by a sole-source vendor. Although the Company has not experienced any difficulty in obtaining adequate supplies from this vendor, there can be no assurance that the vendor will be able to furnish the Company with a sufficient number of C-level sensors to meet customer demand. The Company believes that the unanticipated loss of this vendor would not result in a material adverse effect on the Company's business.

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

        The Company holds issued U.S. patents expiring at various dates ranging from September 2002 to September 2010. The Company also has applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has certain registered and other trademarks and is a licensee of a patent for its C-level sensors. The Company believes that its products, trademarks, and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

    Backlog

        The Company's backlog of unfilled firm orders was $13,142,000 and $14,195,000 as of January 3, 1998, and December 28, 1996, respectively. Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 3, 1998, will be shipped during 1998. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

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

    Research and Development

        Research and development expenses for the Company were $1,888,000, $1,881,000, and $1,920,000 in 1997, 1996, and 1995, respectively.

    Environmental Protection Regulations

        The Company believes that its compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    Number of Employees

        As of January 3, 1998, the Company employed approximately 477 people.

    (d) Financial Information About Exports by Domestic Operations and About
        --------------------------------------------------------------------
        Foreign Operations
        ------------------

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.



                                        7PAGE

    (e) Executive Officers of the Registrant
        ------------------------------------

                                         Present Title (Year First Became
        Name                       Age   Executive Officer)
        ------------------------   ---   -----------------------------------
        Lewis J. Ribich             53   President and Chief Executive
                                           Officer (1995)
        John N. Hatsopoulos         63   Chief Financial Officer and Senior
                                           Vice President (1996)
        Paul F. Kelleher            55   Chief Accounting Officer (1995)
        M. Preston Luman            42   Vice President, Finance and
                                           Operations (1995)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermedics or Thermo Electron. Mr. Ribich has been Chief Executive Officer, President, and a Director of the Company since its inception in 1995 and President of Ramsey since 1990. Mr. Luman has been Vice President, Finance and Operations of the Company since its inception in 1995. For ten years, Mr. Luman has held various financial and operations positions at Ramsey. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        Under a lease expiring in March 1999, the Company leases approximately 90,000 square feet of office and final-assembly space in Minneapolis, Minnesota, from which it conducts its principal U.S. operations. The Company conducts its international operations primarily from approximately 156,000 square feet of additional facilities, 35,000 square feet of which is owned by the Company. The remainder is occupied under leases expiring at various dates through 2013. The Company believes that these facilities are in good condition and are suitable and adequate to meet its current needs.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.



                                        8PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        (a) Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.
        (b) The Company sold 2,875,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-806), which was declared effective by the Securities and Exchange Commission on March 27, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Raymond James & Associates, Inc. The Company's net proceeds from the offering were $42,335,000. As of January 3, 1998, the Company had expended $1,368,000 of such net proceeds for the purchase of property, plant, and equipment and $3,209,000 for research and development. In 1996, the Company used $12,600,000 of the net proceeds to repay short-term borrowings, of which $4,600,000 was paid to Thermo Electron, and the balance was paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. In March 1997, the Company used $1,082,000 of the net proceeds to acquire the assets of RCC Industrial Electronics Pty. Ltd. As of January 3, 1998, the Company had expended an aggregate of $18,259,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds, primarily in investment grade interest or dividend bearing instruments. As of January 3, 1998, the balance of the net proceeds of $24,076,000 was invested pursuant to a repurchase agreement with Thermo Electron.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------
        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------
        Not applicable.

                                        9PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

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

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.








                                       10PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14
             -------

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

         (b) Reports on Form 8-K
             -------------------

             None.

         (c) Exhibits
             --------

             See Exhibit Index on the page immediately preceding exhibits.




                                       11PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 12, 1998              THERMO SENTRON INC.



                                      By: Lewis J. Ribich
                                          -----------------------------
                                          Lewis J. Ribich
                                          President and Chief Executive
                                            Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 12, 1998.

    Signature                         Title
    ---------                         -----


    By: Lewis J. Ribich              President, Chief Executive Officer,
        -------------------------     and Director
        Lewis J. Ribich

    By: John N. Hatsopoulos          Chief Financial Officer and Senior
        -------------------------     Vice President
        John N. Hatsopoulos

    By: Paul F. Kelleher             Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By: John W. Wood Jr.             Chairman of the Board and Director
        -------------------------
        John W. Wood Jr.

    By: Marshall J. Armstrong        Director
        -------------------------
        Marshall J. Armstrong

    By: Donald E. Noble              Director
        -------------------------
        Donald E. Noble

    By: Peter Richman                Director
        -------------------------
        Peter Richman


                                       12PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Sentron Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Sentron Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 12, 1998






                                       13PAGE

    SCHEDULE II

                               THERMO SENTRON INC.
                        Valuation And Qualifying Accounts
                                 (In thousands)


                             Balance  Provision
                                  at    Charged  Accounts            Balance
                           Beginning         to   Written             at End
    Description              of Year    Expense       Off  Other(a)  of Year
    ------------------------------------------------------------------------
    Allowance for
      Doubtful Accounts

    Year Ended
      January 3, 1998         $1,812    $   88    $ (697)   $ (120)   $1,083

    Year Ended
      December 28, 1996       $2,291    $  217    $ (679)   $  (17)   $1,812

    Year Ended
      December 30, 1995       $2,302    $  229    $ (229)   $  (11)   $2,291

    (a)Includes allowance of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.







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

     10.4 Amended and Restated Master Repurchase Agreement dated as of January 31, 1996, between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-14254] and incorporated herein by reference.

     10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between Thermo Electron and the Registrant.

     10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between Thermedics and the Registrant.

     10.7     Equity Incentive Plan of the Registrant (filed as Exhibit
              10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).


                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

     10.11 Amended and Restated Stock Holdings Assistance Plan and Form of Promissory Note.

     13       Annual Report to Shareholders for the year ended
              January 3, 1998 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule.