Form 10-Q
period 1998-04-04
THERMO SENTRON INC
filed 1998-05-11
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                      Outstanding at May 1, 1998
        ----------------------------          --------------------------
        Common Stock, $.01 par value                  9,856,900
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $28,791
        and $26,229 under repurchase agreement
        with affiliated company)                     $ 31,544       $ 30,283
      Available-for-sale investments, at quoted
        market value (amortized cost of $8,087
        and $9,660)                                     8,110          9,686
      Accounts receivable, less allowances of
        $885 and $1,667                                16,623         18,345
      Inventories:
        Raw materials                                   4,026          3,937
        Work in process                                 2,839          2,516
        Finished goods                                  5,011          4,900
      Prepaid expenses and income taxes                 2,240          1,866
                                                     --------       --------
                                                       70,393         71,533
                                                     --------       --------

    Property, Plant, and Equipment, at Cost             4,530          4,455
      Less: Accumulated depreciation and
            amortization                                2,122          2,009
                                                     --------       --------
                                                        2,408          2,446
                                                     --------       --------
    Other Assets                                        4,048          4,074
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        36,657         37,048
                                                     --------       --------
                                                     $113,506       $115,101
                                                     ========       ========



                                        2PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                  $  4,701       $  5,122
      Accounts payable                                  6,209          6,861
      Accrued payroll and employee benefits             3,309          4,172
      Accrued income taxes                              3,464          3,036
      Customer deposits                                 1,544          2,307
      Accrued commissions                               1,187          1,317
      Other accrued expenses                            2,496          2,758
      Due to parent company and affiliated
        companies                                         682            955
                                                     --------       --------
                                                       23,592         26,528
                                                     --------       --------
    Deferred Income Taxes                                 640            642
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 30,000,000
        shares authorized; 9,875,000 shares issued         99             99
      Capital in excess of par value                   77,072         77,072
      Retained earnings                                13,119         11,640
      Treasury stock at cost, 18,100 and 9,000
        shares                                           (194)           (95)
      Accumulated other comprehensive items
        (Note 3)                                         (822)          (785)
                                                     --------       --------
                                                       89,274         87,931
                                                     --------       --------
                                                     $113,506       $115,101
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    -----------------------
                                                    April 4,      March 29,
    (In thousands except per share amounts)             1998           1997
    -----------------------------------------------------------------------
    Revenues                                         $18,946        $17,981
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                11,586         11,085
      Selling, general, and administrative expenses    4,970          4,723
      Research and development expenses                  470            436
                                                     -------        -------
                                                      17,026         16,244
                                                     -------        -------

    Operating Income                                   1,920          1,737

    Interest Income                                      571            505
    Interest Expense                                    (118)           (68)
    Other Income, Net                                     40              -
                                                     -------        -------
    Income Before Provision for Income Taxes           2,413          2,174
    Provision for Income Taxes                           934            826
                                                     -------        -------
    Net Income                                       $ 1,479        $ 1,348
                                                     =======        =======
    Basic and Diluted Earnings per Share (Note 2)    $   .15        $   .14
                                                     =======        =======
    Weighted Average Shares (Note 2):
      Basic                                            9,862          9,875
                                                     =======        =======
      Diluted                                          9,863          9,878
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 1,479      $ 1,348
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                   507          364
          Provision for losses on accounts
            receivable                                     22           32
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                       1,554         (328)
              Inventories                                (555)         570
              Other current assets                       (382)        (463)
              Accounts payable                           (728)        (641)
              Other current liabilities                (1,453)        (755)
                                                      -------      -------
    Net cash provided by operating activities             444          127
                                                      -------      -------
    Investing Activities:
      Acquisition, net of cash acquired                     -       (1,082)
      Proceeds from sale and maturities of
        available-for-sale investments                  1,500            -
      Purchases of property, plant, and equipment        (152)        (132)
      Other, net                                          (23)          33
                                                      -------      -------
    Net cash provided by (used in) investing
      activities                                        1,325       (1,181)
                                                      -------      -------
    Financing Activities:
      Repurchases of Company common stock                 (99)           -
      Net increase (decrease) in short-term
        borrowings                                       (461)         280
                                                      -------      -------
    Net cash provided by (used in) financing
      activities                                         (560)         280
                                                      -------      -------
    Exchange Rate Effect on Cash                           52           46
                                                      -------      -------
    Increase (Decrease) in Cash and Cash
      Equivalents                                       1,261         (728)
    Cash and Cash Equivalents at Beginning of
      Period                                           30,283       28,226
                                                      -------      -------
    Cash and Cash Equivalents at End of Period        $31,544      $27,498
                                                      =======      =======

                                        5PAGE

                               THERMO SENTRON INC.

                                   (Unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
    (In thousands)                                     1998           1997
    ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company      $     -        $ 1,291
      Cash paid for acquired company                      -         (1,082)
                                                    -------        -------
        Liabilities assumed of acquired
          company                                   $     -        $   209
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.












                                        6PAGE

                               THERMO SENTRON INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $ 1,479     $ 1,348
                                                        -------     -------
    Weighted average shares                               9,862       9,875
                                                        -------     -------
    Basic earnings per share                            $   .15     $   .14
                                                        =======     =======
    Diluted
    Net income                                          $ 1,479     $ 1,348
                                                        -------     -------
    Weighted average shares                               9,862       9,875
    Effect of stock options                                   1           3
                                                        -------     -------
    Weighted average shares, as adjusted                  9,863       9,878
                                                        -------     -------
    Diluted earnings per share                          $   .15     $   .14
                                                        =======     =======

                                        7PAGE

                               THERMO SENTRON INC.

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At April 4, 1998, there were 412,300 of such options outstanding, with exercise prices ranging from $11.38 to $16.00 per share.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $1,443,000 and $1,110,000, respectively.

    4.  Proposed Acquisition

        In March 1998, the Company agreed to acquire the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby plc division (the product-monitoring businesses) for approximately 26.4 million British pounds sterling (approximately $44 million). The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The product-monitoring businesses are based in the United Kingdom and had combined revenues in calendar 1997 of approximately $46.0 million. The acquisition is subject to the satisfaction of certain closing conditions and receipt of regulatory approvals, including antitrust clearance from the Department of Justice.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.
                                        8PAGE

                               THERMO SENTRON INC.

    Overview

        The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. The Company's bulk-materials product line includes conveyor-belt scales, solid-level measurement and conveyor-monitoring devices, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and materials-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through export sales, and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company expects an increase in the percentage of its revenues derived from international operations during the next 12 months.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased 5% to $18.9 million in the first quarter of 1998 from $18.0 million in the first quarter of 1997. Revenues increased $907,000 due to the acquisitions of RCC Industrial Electronics Pty. Limited (RCCI) in February 1997 and Westerland Engineering Ltd. in July 1997. Excluding the impact of the acquisitions and foreign exchange, revenues increased $926,000, or 5%, primarily due to increased demand for products in both the bulk-materials and packaged-goods product lines. Revenues decreased $868,000 due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin was relatively unchanged at 38.8% in the first quarter of 1998, compared with 38.4% in the first quarter of 1997.

        Selling, general, and administrative expenses as a percentage of revenues were unchanged at 26% in the first quarter of 1998 and 1997. Research and development expenses were relatively unchanged at $470,000 in the first quarter of 1998, compared with $436,000 in the first quarter of 1997.

        Interest income increased to $571,000 in the first quarter of 1998 from $505,000 in the first quarter of 1997, due to higher average cash balances during the period. Interest expense increased to $118,000 in 1998 from $68,000 in 1997, primarily due to interest expense on borrowings used to finance the acquisition of Westerland.

                                        9PAGE

                               THERMO SENTRON INC.

    ---------------------------------------------------

        The effective tax rate was 39% in the first quarter of 1998, compared with 38% in the first quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

    Liquidity and Capital Resources

        Consolidated working capital was $46.8 million at April 4, 1998, compared with $45.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $39.7 million at April 4, 1998, and $40.0 million at January 3, 1998. During the first quarter of 1998, operating activities provided $444,000 of cash. Cash of $1.6 million provided by a decrease in accounts receivable was largely offset by the use of $1.5 million to reduce other current liabilities.

        During the first quarter of 1998, excluding available-for-sale investments activity, the Company's primary investing activity was the purchase of property, plant, and equipment for $152,000. The Company expects to make capital expenditures of approximately $1 million in the remainder of 1998.

        The Company's financing activities used $560,000 of cash in the first quarter of 1998. In December 1997, the Company's Board of Directors authorized the repurchase, through December 8, 1998, of up to $5.0 million of Company common stock in the open market or in negotiated transactions. Through April 4, 1998, the Company had expended $194,000 under this authorization, including $99,000 in the first quarter of 1998. Any repurchases are funded from working capital. Certain of the Company's foreign subsidiaries have foreign-currency-denominated line-of-credit arrangements with banks. Notes payable in the accompanying 1998 balance sheet includes $4.7 million of short-term borrowings under these arrangements. Unused lines of credit were $8.0 million as of April 4, 1998.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. In March 1998, the Company agreed to acquire the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby plc division for approximately 26.4 million British pounds sterling (approximately $44 million). The Company expects to finance this acquisition through a combination of internal funds and short-term borrowings from Thermo Electron Corporation, although it has no agreement with Thermo Electron to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       10PAGE

                               THERMO SENTRON INC.

    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds
    --------------------------------------------------

    (d) Use of Proceeds

        The Company sold 2,875,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-806), which was declared effective by the Securities and Exchange Commission on March 27, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Raymond James & Associates, Inc. The Company's net proceeds from the offering were $42,335,000. As of April 4, 1998, the Company had expended $1,520,000 of such net proceeds for the purchase of property, plant, and equipment and $3,679,000 for research and development. In 1996, the Company used $12,600,000 of the net proceeds to repay short-term borrowings. In March 1997, the Company used $1,082,000 of the net proceeds to acquire the assets of RCC Industrial Electronics Pty. Ltd. In 1997 and 1998, the Company used $194,000 of the net proceeds to repurchase Company common stock. As of April 4, 1998, the Company had expended an aggregate of $19,075,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds, primarily in investment grade interest or dividend bearing instruments. As of April 4, 1998, the balance of the net proceeds of $23,260,000 was invested pursuant to a repurchase agreement with Thermo Electron Corporation.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.




                                       11PAGE

                               THERMO SENTRON INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1998.

                                             THERMO SENTRON INC.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer and
                                               Senior Vice President





                                       12PAGE

                               THERMO SENTRON INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      27        Financial Data Schedule.