Form 10-Q
period 1998-07-04
THERMO SENTRON INC
filed 1998-08-07
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                9,600,100

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $2,988
    and $26,229 under repurchase agreement
    with affiliated company)                         $ 12,225     $ 30,283
  Available-for-sale investments, at quoted
    market value (amortized cost of $9,660
    in 1997)                                                -        9,686
  Accounts receivable, less allowances of
    $2,198 and $1,667                                  23,690       18,345
  Inventories:
    Raw materials                                       7,318        3,937
    Work in process                                     3,565        2,516
    Finished goods                                      7,317        4,900
  Prepaid expenses and income taxes                     2,871        1,866
                                                     --------     --------

                                                       56,986       71,533
                                                     --------     --------

Property, Plant, and Equipment, at Cost                 6,121        4,455
  Less: Accumulated depreciation and amortization       2,328        2,009
                                                     --------     --------

                                                        3,793        2,446
                                                     --------     --------

Other Assets                                            4,116        4,074
                                                     --------     --------

Cost in Excess of Net Assets of Acquired Companies
  (Note 2)                                             74,908       37,048
                                                     --------     --------

                                                     $139,803     $115,101
                                                     ========     ========

                               THERMO SENTRON INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable (includes $21,000 due to Thermo
    Electron in 1998; Note 2)                        $ 24,491     $  5,122
  Accounts payable                                      8,926        6,861
  Accrued payroll and employee benefits                 3,513        4,172
  Accrued income taxes                                  2,924        3,036
  Customer deposits                                     2,258        2,307
  Accrued commissions                                   1,933        1,317
  Other accrued expenses                                6,488        2,758
  Due to parent company and affiliated companies          846          955
                                                     --------     --------

                                                       51,379       26,528
                                                     --------     --------

Deferred Income Taxes                                     640          642
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.01 par value, 30,000,000
    shares authorized; 9,875,000 shares issued             99           99
  Capital in excess of par value                       77,072       77,072
  Retained earnings                                    14,765       11,640
  Treasury stock at cost, 274,900 and 9,000 shares     (3,317)         (95)
  Accumulated other comprehensive items (Note 4)         (835)        (785)
                                                     --------     --------

                                                       87,784       87,931
                                                     --------     --------

                                                     $139,803     $115,101
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $21,612    $18,486
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       13,012     10,892
  Selling, general, and administrative expenses           5,696      5,006
  Research and development expenses                         536        430
                                                        -------    -------

                                                         19,244     16,328
                                                        -------    -------

Operating Income                                          2,368      2,158

Interest Income                                             462        497
Interest Expense (includes $77 to related party
  in 1998; Note 2)                                         (178)       (52)
Gain on Sale of Investments, Net                             11          -
Other Income, Net                                            17         45
                                                        -------    -------

Income Before Provision for Income Taxes                  2,680      2,648
Provision for Income Taxes                                1,034      1,006
                                                        -------    -------

Net Income                                              $ 1,646    $ 1,642
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)           $   .17    $   .17
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                   9,690      9,875
                                                        =======    =======
  Diluted                                                 9,695      9,877
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $40,558    $36,467
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       24,598     21,977
  Selling, general, and administrative expenses          10,666      9,729
  Research and development expenses                       1,006        866
                                                        -------    -------

                                                         36,270     32,572
                                                        -------    -------

Operating Income                                          4,288      3,895

Interest Income                                           1,033      1,002
Interest Expense (includes $77 to related party
  in 1998; Note 2)                                         (296)      (120)
Gain on Sale of Investments, Net                             11          -
Other Income, Net                                            57         45
                                                        -------    -------

Income Before Provision for Income Taxes                  5,093      4,822
Provision for Income Taxes                                1,968      1,832
                                                        -------    -------

Net Income                                              $ 3,125    $ 2,990
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)           $   .32    $   .30
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                   9,776      9,875
                                                        =======    =======
  Diluted                                                 9,779      9,878
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                           $  3,125   $  2,990
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       1,114        861
      Provision for losses on accounts receivable            77         21
      Other noncash items                                     -        (46)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                             1,892       (441)
          Inventories                                      (499)       (99)
          Other current assets                             (578)      (545)
          Accounts payable                               (1,407)       382
          Other current liabilities                      (3,035)    (1,887)
                                                       --------   --------

Net cash provided by operating activities                   689      1,236
                                                       --------   --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 2)           (44,195)    (1,082)
  Purchases of available-for-sale investments                 -     (8,000)
  Proceeds from sale and maturities of available-
    for-sale investments                                  9,511      5,000
  Purchases of property, plant, and equipment              (312)      (340)
  Other, net                                               (141)        54
                                                       --------   --------

Net cash used in investing activities                   (35,137)    (4,368)
                                                       --------   --------

Financing Activities:
  Issuance of short-term obligation to Thermo
    Electron (Note 2)                                    21,000          -
  Repurchases of Company common stock                    (3,222)         -
  Net decrease in short-term borrowings                  (1,660)       (34)
                                                       --------   --------

Net cash provided by (used in) financing activities      16,118        (34)
                                                       --------   --------

Exchange Rate Effect on Cash                                272         72
                                                       --------   --------

Decrease in Cash and Cash Equivalents                   (18,058)    (3,094)
Cash and Cash Equivalents at Beginning of Period         30,283     28,226
                                                       --------   --------

Cash and Cash Equivalents at End of Period             $ 12,225   $ 25,132
                                                       ========   ========

Noncash Activities (Note 2):
  Fair value of assets of acquired companies           $ 54,294   $  1,291
  Cash paid for acquired companies                      (44,195)    (1,082)
                                                       --------   --------

    Liabilities assumed of acquired companies          $ 10,099   $    209
                                                       ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Acquisition

    On June 12, 1998, the Company acquired the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses) for $44.2 million in cash, net of cash acquired, and the assumption of certain liabilities. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The product-monitoring businesses are based in the United Kingdom and had combined revenues in calendar 1997 of approximately $46.0 million. To partially finance this acquisition, the Company borrowed $21.0 million from Thermo Electron Corporation pursuant to a promissory note due December 1998, bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

    This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the product-monitoring businesses have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $38.6 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate.

    Based on unaudited data, the following table presents selected financial information for the Company and the product-monitoring businesses on a pro forma basis, assuming that the product-monitoring businesses had been purchased at the beginning of 1997.

                              Three Months Ended        Six Months Ended
                             --------------------     --------------------
(In thousands except         July 4,     June 28,     July 4,     June 28,
per share amounts)              1998         1997        1998         1997
--------------------------------------------------------------------------
Revenues                     $30,431      $30,262     $59,736      $58,927
Net income                     1,447        1,662       3,270        2,262
Basic and diluted
  earnings per share             .15          .17         .33          .23

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the product-monitoring businesses been made at the beginning of 1997.

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Six Months Ended
                             --------------------     --------------------
(In thousands except         July 4,     June 28,      July 4,    June 28,
per share amounts)              1998         1997         1998        1997
--------------------------------------------------------------------------
Basic
Net income                    $1,646       $1,642       $3,125      $2,990
                              ------       ------       ------      ------

Weighted average shares        9,690        9,875        9,776       9,875
                              ------       ------       ------      ------

Basic earnings per share      $  .17       $  .17       $  .32      $  .30
                              ======       ======       ======      ======

Diluted
Net income                    $1,646       $1,642       $3,125      $2,990
                              ------       ------       ------      ------

Weighted average shares        9,690        9,875        9,776       9,875
Effect of stock options            5            2            3           3
                              ------       ------       ------      ------

Weighted average shares,
  as adjusted                  9,695        9,877        9,779       9,878
                              ------       ------       ------      ------

Diluted earnings per share    $  .17       $  .17       $  .32      $  .30
                              ======       ======       ======      ======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At July 4, 1998, there were 554,000 of such options outstanding, with exercise prices ranging from $12.28 to $16.00 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $1,633,000 and $1,477,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $3,076,000 and $2,587,000, respectively.

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

Overview

    The Company designs, develops, manufactures, and sells high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. On June 12, 1998, the Company expanded its packaged-goods product line through the acquisition of the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary (the product-monitoring businesses; Note 2). The Company's bulk-materials product line includes conveyor-belt scales, solid-level measurement and conveyor-monitoring devices, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and materials-processing industries, as well as to electric utilities, chemical, and other manufacturing companies.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues increased 17% to $21.6 million in the second quarter of 1998 from $18.5 million in the second quarter of 1997. Revenues increased $2.6 million due to the acquisitions of Westerland Engineering Ltd. in July 1997 and the product-monitoring businesses on June 12, 1998. Excluding the impact of the acquisitions and foreign exchange, revenues increased $1.3 million, or 7%. Sales from the packaged-goods product line increased $1.0 million. Sales from the bulk-materials product line increased $0.3 million. These increases were primarily due to increased demand in the U.S. Revenues decreased $713,000 due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

    The gross profit margin decreased to 40% in the second quarter of 1998 from 41% in the second quarter of 1997, primarily due to a charge to expense of $0.2 million related to the sale of inventories revalued at the time of the acquisition of the product-monitoring businesses.

    Selling, general, and administrative expenses as a percentage of revenues were relatively unchanged at 26.4% in the second quarter of 1998, compared with 27.1% in the second quarter of 1997. Research and development expenses increased to $536,000 in the second quarter of 1998 from $430,000 in the second quarter of 1997, primarily due to the acquisition of the product-monitoring businesses.

    Interest income decreased to $462,000 in the second quarter of 1998 from $497,000 in the second quarter of 1997, primarily due to lower average cash balances during the period due to cash expended for the acquisition of the product-monitoring businesses. Interest expense increased to $178,000 in 1998 from $52,000 in 1997, primarily due to interest expense on borrowings used to partially finance the acquisition of the product-monitoring businesses.

    The effective tax rate was 39% in the second quarter of 1998, compared with 38% in the second quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue, as it relates to its previously sold products and products purchased from key suppliers, is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased 11% to $40.6 million in the first six months of 1998 from $36.5 million in the first six months of 1997. Revenues increased $3.5 million due to the acquisitions of RCC Industrial Electronics Pty. Limited (RCCI) in February 1997, Westerland in July 1997, and the product-monitoring businesses on June 12, 1998. Excluding the impact of the acquisitions and foreign exchange, revenues increased $2.2 million, or 6%. Sales from the packaged-goods product line increased $1.2 million. Sales from the bulk-materials product line increased $1.0 million. These increases were primarily due to increased demand in the U.S. Revenues decreased $1.6 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

    The gross profit margin was relatively unchanged at 39.4% in the first six months of 1998, compared with 39.7% in the first six months of 1997.

    Selling, general, and administrative expenses as a percentage of revenues were relatively unchanged at 26.3% in the first six months of 1998, compared with 26.7% in the first six months of 1997. Research and development expenses increased to $1.0 million in the first six months of 1998 from $0.9 million in the first six months of 1997, primarily due to the acquisition of the product-monitoring businesses.

    Interest income was unchanged at $1.0 million in the first six months of 1998 and 1997. Interest expense increased to $0.3 million in 1998 from $0.1 million in 1997, primarily due to interest expense on borrowings used to finance the acquisition of Westerland and partially finance the acquisition of the product-monitoring businesses.

    The effective tax rate was 39% in the first six months of 1998, compared with 38% in the first six months of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

Liquidity and Capital Resources

     Consolidated working capital was $5.6 million at July 4, 1998, compared with $45.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $12.2 million at July 4, 1998, and $40.0 million at January 3, 1998. During the first six months of 1998, operating activities provided $0.7 million of cash. Cash of $3.0 million used to reduce other current liabilities was offset in part by $1.9 million of cash provided by a decrease in accounts receivable.

    During the first six months of 1998, the Company's investing activities used cash of $35.1 million. On June 12, 1998, the Company acquired the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary for $44.2 million in cash, net of cash acquired, and the assumption of certain liabilities (Note 2). During the first six months of 1998, the Company expended $0.3 million for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $1.1 million in the remainder of 1998.

    The Company's financing activities provided $16.1 million of cash in the first six months of 1998. The Company borrowed $21.0 million from Thermo Electron Corporation to partially finance the acquisition of the product-monitoring businesses. In December 1997, the Company's Board of Directors authorized the repurchase, through December 8, 1998, of up to $5.0 million of Company common stock in the open market or in negotiated transactions. Through July 4, 1998, the Company had expended $3.3 million under this authorization, including $3.2 million in the first six months of 1998. Any repurchases are funded from working capital. Certain of the Company's foreign subsidiaries have foreign-currency-denominated line-of-credit arrangements with banks. Notes payable in the accompanying 1998 balance sheet includes $3.5 million of short-term borrowings under these arrangements. Unused lines of credit were $9.4 million as of July 4, 1998.

    Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. While the Company currently has no agreements to acquire other businesses, the Company expects that it would finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermedics Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. Thermo Electron has indicated its willingness to require repayment of the Company's note payable only to the extent that the Company's cash flows permit. Accordingly, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 2,875,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-806), which was declared effective by the Securities and Exchange Commission on March 27, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Raymond James & Associates, Inc. The Company's net proceeds from the offering were $42,335,000. As of July 4, 1998, the Company had expended $1,680,000 of such net proceeds for the purchase of property, plant, and equipment and $4,215,000 for research and development. In 1996, the Company used $12,600,000 of the net proceeds to repay short-term borrowings. In March 1997, the Company used $1,082,000 of the net proceeds to acquire the assets of RCC Industrial Electronics Pty. Ltd. In 1997 and 1998, the Company used $3,317,000 of the net proceeds to repurchase Company common stock. In June 1998, the Company expended the remaining net proceeds to acquire the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Marshall J. Armstrong, Donald E. Noble, Lewis J. Ribich, Peter Richman, and John W. Wood Jr. Each director, except for Mr. Armstrong, received 9,232,295 shares voted in favor of his election and 5,600 shares voted against. Mr. Armstrong received 9,231,695 shares voted in favor of his election and 6,200 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b)  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated June 12, 1998, pertaining to the acquisition by the Company of the three businesses that constitute the product-monitoring group of Smith Industries plc's Graseby Limited subsidiary.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1998.

                                           THERMO SENTRON INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
-------------------------------------------------------------------------------
2.1          Agreement dated March 13, 1998, for the sale and purchase of all of the issued share capitals of Graseby Allen Limited, Graseby
             Product Monitoring Limited, Goring Kerr Detection Limited,
             Graseby Goring Kerr Inc., Graseby Andersen Inc., and part of the share capital of Allen France S.A., between Graseby
             Limited, Thermo Environmental Instruments Inc., Thermo
             Sentron Inc., Smiths Industries plc, and Thermo Electron
             Corporation (filed as Exhibit 2.1 to the Company's Current
             Report on Form 8-K filed June 12, 1998 [File No. 1-14254] and incorporated hereby by reference). Pursuant to Item 601(b)(2) of regulation S-K, schedules and exhibits to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

2.2 Amendment Agreement dated May 7, 1998, between Graseby Limited, Thermo Environmental Instruments Inc., Thermo Sentron Inc., Smiths Industries plc, and Thermo Electron Corporation (filed as
             Exhibit 2.2 to the Company's Current Report on Form 8-K filed
             June 12, 1998 [File No. 1-14254] and incorporated herein by reference).

2.3 Agreement, dated June 9, 1998, to further amend the sale and purchase agreement dated March 13, 1998, between Graseby Limited, Thermo Environmental Instruments Inc., Thermo Sentron Inc., Smiths Industries plc, and Thermo Electron Corporation (filed as Exhibit
             2.3 to the Company's Current Report on Form 8-K filed June 12, 1998 [File No. 1-14254] and incorporated herein by reference). Pursuant to Item 601(b)(2) of regulation S-K, schedules and exhibits to this Amendment Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

10 $21.0 Million Promissory Note due December 15, 1998, payable to Thermo Electron Corporation (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed June 12, 1998
             [File No. 1-14254] and incorporated herein by reference).

             Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

27           Financial Data Schedule.