Form 10-Q
period 1998-10-03
THERMO SENTRON INC
filed 1998-11-05
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at October 30, 1998
     ----------------------------       -------------------------------
     Common Stock, $.01 par value                  9,427,901

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $2,677 and
    $26,229 under repurchase agreement with
    affiliated company)                              $ 13,580     $ 30,283
  Available-for-sale investments, at quoted
    market value (amortized cost of $9,660
    in 1997)                                                -        9,686
  Accounts receivable, less allowances of $2,224
    and $1,667                                         23,163       18,345
  Inventories:
    Raw materials                                       6,652        3,937
    Work in process                                     3,038        2,516
    Finished goods                                      7,722        4,900
  Prepaid expenses and income taxes                     4,904        1,866
                                                     --------     --------

                                                       59,059       71,533
                                                     --------     --------

Property, Plant, and Equipment, at Cost                 6,311        4,455
  Less: Accumulated depreciation and amortization       2,684        2,009
                                                     --------     --------

                                                        3,627        2,446
                                                     --------     --------

Other Assets                                            4,093        4,074
                                                     --------     --------

Cost in Excess of Net Assets of Acquired Companies
  (Note 2)                                             74,833       37,048
                                                     --------     --------

                                                     $141,612     $115,101
                                                     ========     ========

                               THERMO SENTRON INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable (includes $21,000 due to Thermo
    Electron in 1998; Note 2)                        $ 24,123     $  5,122
  Accounts payable                                      8,903        6,861
  Accrued payroll and employee benefits                 4,229        4,172
  Accrued income taxes                                  4,020        3,036
  Customer deposits                                     2,470        2,307
  Other accrued expenses                                8,530        4,075
  Due to parent company and affiliated companies          925          955
                                                     --------     --------

                                                       53,200       26,528
                                                     --------     --------

Deferred Income Taxes                                     638          642
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 9,875,000 shares issued                    99           99
  Capital in excess of par value                       77,072       77,072
  Retained earnings                                    15,978       11,640
  Treasury stock at cost, 447,099 and 9,000 shares     (4,965)         (95)
  Accumulated other comprehensive items (Note 4)         (410)        (785)
                                                     --------     --------

                                                       87,774       87,931
                                                     --------     --------

                                                     $141,612     $115,101
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $29,102       $19,500
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    18,730        11,677
  Selling, general, and administrative expenses        7,203         5,060
  Research and development expenses                      980           483
                                                     -------       -------

                                                      26,913        17,220
                                                     -------       -------

Operating Income                                       2,189         2,280

Interest Income                                          138           505
Interest Expense (includes $304 to related party
  in 1998; Note 2)                                      (384)          (99)
Other Income, Net                                         41            48
                                                     -------       -------

Income Before Provision for Income Taxes               1,984         2,734
Provision for Income Taxes                               771         1,094
                                                     -------       -------

Net Income                                           $ 1,213       $ 1,640
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 3)        $   .13       $   .17
                                                     =======       =======

Weighted Average Shares (Note 3):
  Basic                                                9,519         9,875
                                                     =======       =======

  Diluted                                              9,520         9,880
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.


                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $69,660       $55,967
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    43,328        33,654
  Selling, general, and administrative expenses       17,869        14,789
  Research and development expenses                    1,987         1,349
                                                     -------       -------

                                                      63,184        49,792
                                                     -------       -------

Operating Income                                       6,476         6,175

Interest Income                                        1,171         1,507
Interest Expense (includes $381 to related party
  in 1998; Note 2)                                      (680)         (219)
Gain on Sale of Investments, Net                          11             -
Other Income, Net                                        100            93
                                                     -------       -------

Income Before Provision for Income Taxes               7,078         7,556
Provision for Income Taxes                             2,740         2,926
                                                     -------       -------

Net Income                                           $ 4,338       $ 4,630
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 3)        $   .45       $   .47
                                                     =======       =======

Weighted Average Shares (Note 3):
  Basic                                                9,690         9,875
                                                     =======       =======

  Diluted                                              9,693         9,878
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  4,338       $  4,630
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                   2,041          1,355
      Provision for losses on accounts receivable       146             18
      Other noncash items                                 -            (93)
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                         1,936           (444)
          Inventories                                   364           (392)
          Other current assets                         (754)          (442)
          Accounts payable                             (813)           368
          Other current liabilities                  (2,803)           (16)
                                                   --------       --------

Net cash provided by operating activities             4,455          4,984
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 2)       (44,196)        (2,860)
  Purchases of available-for-sale investments             -         (8,000)
  Proceeds from sale and maturities of available-
    for-sale investments                              9,511          5,000
  Purchases of property, plant, and equipment          (471)          (484)
  Other, net                                           (254)            75
                                                   --------       --------

Net cash used in investing activities               (35,410)        (6,269)
                                                   --------       --------

Financing Activities:
  Issuance of short-term obligation to Thermo
    Electron (Note 2)                                21,000              -
  Repurchases of Company common stock                (4,870)             -
  Net increase (decrease) in short-term
    borrowings                                       (2,131)         1,762
                                                   --------       --------

Net cash provided by financing activities            13,999          1,762
                                                   --------       --------

Exchange Rate Effect on Cash                            253            184
                                                   --------       --------

Increase (Decrease) in Cash and Cash Equivalents    (16,703)           661
Cash and Cash Equivalents at Beginning of Period     30,283         28,226
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 13,580       $ 28,887
                                                   ========       ========

Noncash Activities (Note 2):
  Fair value of assets of acquired companies       $ 56,433       $  4,544
  Cash paid for acquired companies                  (44,196)        (3,043)
                                                   --------       --------

    Liabilities assumed of acquired companies      $ 12,237       $  1,501
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

    This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the product-monitoring businesses have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $39.0 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate.

    Based on unaudited data, the following table presents selected financial information for the Company and the product-monitoring businesses on a pro forma basis, assuming that the product-monitoring businesses had been purchased at the beginning of 1997.

                                        Three
                                    Months Ended        Nine Months Ended
                                    ------------       -------------------
(In thousands except                    Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)                           1997         1998        1997
--------------------------------------------------------------------------
Revenues                                  $30,361      $88,838     $89,608
Net Income                                    (21)       4,522     $ 2,148
Basic and Diluted
  Earnings per Share                            -          .47         .22


    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the product-monitoring businesses been made at the beginning of 1997.

    The Company is in the process of restructuring the acquired businesses. This restructuring is expected to primarily include reductions in staffing and the abandonment of excess facilities. The Company established $1,630,000 of reserves for such actions as part of the cost of the acquisition in accordance with Emerging Issues Task Force (EITF) Pronouncement No. 95-3. During the first nine months of 1998, the Company expended $250,000 of the established reserve, primarily for severance payments. Unresolved matters at October 3, 1998, included completing planned severances and the abandonment of excess facilities. In accordance with the requirements of EITF 95-3, the Company will finalize its restructuring plan no later than one year from the date of acquisition.

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              ------------------       -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income                     $1,213      $1,640       $4,338      $4,630
                               ------      ------       ------      ------

Weighted Average Shares         9,519       9,875        9,690       9,875
                               ------      ------       ------      ------

Basic Earnings per Share       $  .13      $  .17       $  .45      $  .47
                               ======      ======       ======      ======

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Diluted
Net Income                     $1,213      $1,640       $4,338      $4,630
                               ------      ------       ------      ------

Weighted Average Shares         9,519       9,875        9,690       9,875
Effect of Stock Options             1           5            3           3
                               ------      ------       ------      ------

Weighted Average Shares,
  as Adjusted                   9,520       9,880        9,693       9,878
                               ------      ------       ------      ------

Diluted Earnings per Share     $  .13      $  .17       $  .45      $  .47
                               ======      ======       ======      ======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At October 3, 1998, there were 576,000 of such options outstanding, with exercise prices ranging from $11.38 to $16.00 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $1,637,000 and $1,596,000, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $4,713,000 and $4,184,000, respectively.

5.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company may be merged with two other publicly traded subsidiaries of Thermo Electron to form one combined majority-owned public subsidiary of Thermo Instrument Systems Inc. Shareholders of the Company would receive shares of the common stock of the combined entity. The proposed transactions are subject to a number of conditions, as outlined in the Company's Current Report on Form 8-K for events occurring on August 12, 1998, filed with the Securities and Exchange Commission.

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

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues increased 49% to $29.1 million in the third quarter of 1998 from $19.5 million in the third quarter of 1997. Revenues increased $11.0 million due to the acquisition of the product-monitoring businesses on June 12, 1998. Excluding the impact of the acquisition and foreign exchange, revenues decreased $0.9 million, or 5%. Sales from the bulk-materials product line decreased $0.6 million, primarily due to lower demand in Asia. Sales from the packaged-goods product line decreased $0.3 million, primarily due to lower demand in Europe. Revenues decreased $0.5 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. The Company's backlog, excluding newly acquired businesses, decreased $2.5 million to $10.7 million in the first nine months of 1998. The backlog decreased primarily due to a slowdown in the bulk-materials business.

    The gross profit margin decreased to 36% in the third quarter of 1998 from 40% in the third quarter of 1997, primarily due to the inclusion of lower-margin revenues from the product-monitoring businesses and, to a lesser extent, higher material costs at existing businesses.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the third quarter of 1998 from 26% in the third quarter of 1997, primarily due to the inclusion of lower selling, general, and administrative expenses as a percentage of revenues at the product-monitoring businesses. Research and development expenses increased to $980,000 in the third quarter of 1998 from $483,000 in the third quarter of 1997, primarily due to the acquisition of the product-monitoring businesses.

    Interest income decreased to $138,000 in the third quarter of 1998 from $505,000 in the third quarter of 1997, primarily due to lower average cash balances during the period due to cash expended for the acquisition of the product-monitoring businesses. Interest expense increased to $384,000 in 1998 from $99,000 in 1997, primarily due to interest expense on borrowings used to partially finance the acquisition of the product-monitoring businesses.

    The effective tax rate was 39% in the third quarter of 1998, compared with 40% in the third quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased 24% to $69.7 million in the first nine months of 1998 from $56.0 million in the first nine months of 1997. Revenues increased $14.5 million due to the acquisition of the product-monitoring businesses on June 12, 1998, RCC Industrial Electronics Pty. Limited (RCCI) in February 1997, and Westerland Engineering Ltd. in July 1997. Excluding the impact of the acquisitions and foreign exchange, revenues increased $1.3 million, or 2%. Sales from the packaged-goods product line increased $0.9 million, while sales from the bulk-materials product line increased $0.4 million. These increases were primarily due to higher demand in the U.S. during the first six months of 1998. Revenues decreased $2.1 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

    The gross profit margin decreased to 38% in the first nine months of 1998 from 40% in the first nine months of 1997, primarily due to the reason discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues were 26% in both the first nine months of 1998 and 1997. Research and development expenses increased to $2.0 million in the first nine months of 1998 from $1.3 million in the first nine months of 1997, primarily due to the reason discussed in the results of operations for the third quarter.

    Interest income decreased to $1.2 million in the first nine months of 1998 from $1.5 million in the first nine months of 1997. Interest expense increased to $0.7 million in the first nine months of 1998 from $0.2 million in the first nine months of 1997. These changes were primarily due to the reasons discussed in the results of operations for the third quarter.

    The effective tax rate was 39% in the first nine months of 1998 and 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $5.9 million at October 3, 1998, compared with $45.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $13.6 million at October 3, 1998, and $40.0 million at January 3, 1998. During the first nine months of 1998, operating activities provided $4.5 million of cash. Cash of $2.8 million used to reduce other current liabilities was offset in part by $1.9 million of cash provided by a decrease in accounts receivable, primarily due to decreased sales from existing businesses.

    During the first nine months of 1998, the Company's investing activities used cash of $35.4 million. Excluding available-for-sale investment activity, the Company's primary investing activity during the first nine months of 1998 was the acquisition of the three businesses that constitute the product-monitoring group of Smiths Industries plc's Graseby Limited subsidiary for $44.2 million in cash, net of cash acquired, and the assumption of certain liabilities (Note 2). During the first nine months of 1998, the Company expended $0.5 million for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.4 million in the remainder of 1998.

    The Company's financing activities provided $14.0 million of cash in the first nine months of 1998. The Company borrowed $21.0 million from Thermo Electron Corporation to partially finance the acquisition of the product-monitoring businesses. In the first nine months of 1998, the Company expended $4.9 million for the repurchase of Company common stock. In December 1997, the Company's Board of Directors authorized the repurchase, through December 8, 1998, of up to $5.0 million of Company common stock in the open market or in negotiated transactions. At October 3, 1998, the Company had $35,000 remaining under this authorization. Any repurchases are funded from working capital. Certain of the Company's foreign subsidiaries have foreign-currency-denominated line-of-credit arrangements with banks. Notes payable in the accompanying 1998 balance sheet includes $3.1 million of short-term borrowings under these arrangements. Unused lines of credit were $10.3 million as of October 3, 1998.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products, and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had incurred expenses related to year 2000 issues of approximately $200,000 as of October 3, 1998, and it estimates that the total cost of year 2000 remediation is expected to be approximately $500,000, however, there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Of the costs incurred as of October 3, 1998, approximately $160,000 was spent on testing and upgrading internal business systems and facilities and contacting suppliers, vendors, and customers, and approximately $40,000 was spent on evaluating and upgrading products.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b)  Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On August 27, 1998, the Company filed an amendment on Form 8-K/A to Current Report on Form 8-K dated June 12, 1998, the purpose of which was to file the financial information required by Form 8-K concerning the acquisition of the three businesses that constitute the product-monitoring group of Smith Industries plc's Graseby Limited subsidiary.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

                                           THERMO SENTRON INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------
  27       Financial Data Schedule.