Form 10-K
period 1999-01-02
THERMO SENTRON INC
filed 1999-03-15
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[  X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended January 2, 1999

[    ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                       Commission file number 1-14254

                            THERMO SENTRON INC.
           (Exact name of Registrant as specified in its charter)

Delaware                                                         41-1827303
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation ororganization)

501 90th Avenue N.W.
Minneapolis, Minnesota                                                55433
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $13,063,000.

As of January 29, 1999, the Registrant had 9,427,901 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business

    Thermo Sentron Inc. (the Company or the Registrant) develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company's business is managed geographically and operates in three segments: North America, Europe, and Other, which principally consists of Australia, New Zealand, and South Africa. Each of the Company's segments serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance, as well as hot foil and thermal printers and X-ray inspection equipment. In June 1998, the Company acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc, for $44.0 million in cash, net of cash acquired, and the assumption of certain liabilities. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders.

    The Company was incorporated in Delaware in November 1995 as a wholly owned subsidiary of Thermedics Inc., a publicly traded subsidiary of Thermo Electron Corporation. The Company was operated as Ramsey Technology Inc., a wholly owned subsidiary of Baker Hughes Incorporated, prior to its March 16, 1994, acquisition by Thermedics. As of January 2, 1999, Thermedics owned 7,000,000 shares of the Company's common stock, representing 74% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets electrochemistry and microweighing products, on-line product quality-assurance systems, instruments to test electronics and semiconductors and a range of power products, security devices, implantable heart-assist systems, whole-blood coagulation testing equipment, skin-incision devices, and other biomedical products. Thermedics is a 74%-owned subsidiary of Thermo Electron. As of January 2, 1999, Thermo Electron owned 1,131,124 shares of the Company's common stock, representing 12% of such stock outstanding. Thermo Electron and Thermedics may purchase shares of the Company's common stock from time to time in the open market, or in negotiated transactions. During 1998*, Thermo Electron purchased 454,224 shares of the Company's common stock for $4,335,000. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies.

    During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermedics' majority interest in the Company would be transferred to Thermo Electron. The Company would then be taken private and become a wholly owned subsidiary of Thermo Electron. Shareholders of the Company would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, as outlined in Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.




--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

Products for Packaged Goods

    Sales of products for the packaged-goods market represented approximately 51% of the Company's total revenues in 1998. These products are sold primarily to customers in the food-processing and pharmaceutical industries.

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

    Hot Foil and Thermal Printing Equipment. The Company manufactures hot foil and thermal printers that apply information such as bar codes, lot numbers, and "sell by" dates to labels on food and pharmaceutical products.

    X-ray Inspection Equipment. The Company manufactures specialized equipment that incorporates X-ray inspection technology and imaging software to detect a wide range of contaminants in a variety of packaged goods, including foods and pharmaceuticals.

    Other Products for Packaged Goods. Other complementary packaged-goods products offered by the Company include various conveying and product-handling devices to assist in the presentation of products to the Company's checkweighing equipment and metal detectors, and the rejecting and handling of unacceptable products from the customer's production line.

    Revenues from products for packaged goods were $50,690,000, $28,563,000, and $25,861,000 in 1998, 1997, and 1996, respectively.

Products for Bulk Materials

    Sales of products for the bulk-materials market represented approximately 49% of the Company's total revenues in 1998. These products are sold primarily to customers in the mining and material-processing industries, electric utilities, and chemical and other manufacturing companies.

    Conveyor-belt Scales. A conveyor-belt scale is a device that measures the rate at which bulk material is being conveyed and delivered on a moving conveyor belt, as well as the total mass of material conveyed over a given time. The Company offers a wide variety of conveyor-belt scales for use in industrial and other applications.

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

    Small-capacity Feeders. The Company's small-capacity feeders are used to feed the correct proportions of ingredients, such as powders, liquids, and granules, during continuous production processes. Customers include companies in the food, pharmaceutical, chemical, and plastics industries.

    Other Bulk-materials Products. The Company's solid level-measurement and conveyor-monitoring products include safety pull, belt run-off, and tilt switches; speed-monitoring devices; contents-monitoring systems; and grade, slope, and material feed controls for asphalt paving machines. The Company's other complementary bulk-material products include tramp metal detectors and static weighing and batching equipment. These products are often incorporated into complete weighing solutions the Company provides to its customers.

    Revenues from products for bulk materials were $48,073,000, $50,132,000, and $44,166,000 in 1998, 1997, and 1996, respectively.

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

    The Company holds issued U.S. patents expiring at various dates ranging from 2002 to 2015. The Company also has applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has certain registered and other trademarks and is a licensee of a patent for its C-level sensors. The Company believes that its products, trademarks, and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Backlog

    The Company's backlog of firm orders at year-end 1998 and 1997 was as follows:

(In thousands)                                                   1998    1997
------------------------------------------------------------------------------

North America                                                  $7,793  $6,189
Europe                                                          5,256   4,191
Other                                                           1,634   2,762
                                                               ------  ------
                                                              $14,683 $13,142
                                                              ======= =======

    Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 2, 1999, will be shipped during 1999. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

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

Research and Development

    Research and development expenses for the Company were $2,823,000, $1,888,000, and $1,881,000 in 1998, 1997, and 1996, respectively.

Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

Number of Employees

    As of January 2, 1999, the Company had a total of 712 employees.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     Lewis J. Ribich       54  President and Chief Executive Officer (1995)
     M. Preston Luman      43  Vice President, Operations (1995)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1995)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Mr. Kelleher has held a comparable position for at least five years with Thermo Electron. Mr. Ribich has been Chief Executive Officer, President, and a Director of the Company since its inception in 1995 and President of Ramsey since 1990. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. He remains a Vice President of Thermo Electron. Mr. Luman has been Vice President, Operations, of the Company since 1995. For twelve years, Mr. Luman has held various financial and operations positions at Ramsey. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2. Properties

North America

    The Company conducts its North American operations from approximately 144,000 square feet of office, manufacturing, and engineering facilities, 9,500 of which are owned by the Company. The remainder is occupied under leases expiring at various dates through 2002.

Europe

    The Company conducts its European operations from approximately 173,000 square feet of office, manufacturing, and engineering facilities, 17,000 of which are owned by the Company. The remainder is occupied under leases expiring at various dates through 2068.

Other

    The remainder of the Company's operations are conducted from approximately 34,000 square feet of office, manufacturing, and engineering facilities occupied under leases expiring at various dates through 2001. The Company believes its facilities are in good condition and are suitable and adequate to meet its current needs.

Item 3. Legal Proceedings

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

    The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, the purpose of which was to provide an update to a proposed corporate reorganization by Thermo Electron involving certain of Thermo Electron's subsidiaries, including the Company.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 12, 1999               THERMO SENTRON INC.



                                    By: /s/ Lewis J. Ribich
                                        Lewis J. Ribich
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 12, 1999.

Signature                           Title


By: /s/ Lewis J. Ribich             President, Chief Executive
    Lewis J. Ribich                 Officer, and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Marshall J. Armstrong       Director
    Marshall J. Armstrong


By: /s/ John T. Keiser              Chairman of the Board and
    John T. Keiser                  Director


By: /s/ Donald E. Noble             Director
    Donald E. Noble


By: /s/ Peter Richman               Director
    Peter Richman

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Sentron Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Sentron Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 11, 1999


SCHEDULE II

                                           THERMO SENTRON INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                            Balance at     Provision       Accounts     Other (a)      Balance
                                        Beginning    Charged to        Written                     at End
                                          of Year       Expense            Off                    of Year
------------------------------------ ------------- ------------- -------------- ------------- ------------

Allowance for Doubtful Accounts

Year Ended January 2, 1999                 $1,083        $  260        $  (794)       $  818      $ 1,367

Year Ended January 3, 1998                 $1,812        $   88        $  (697)       $ (120)     $ 1,083

Year Ended December 28, 1996               $2,291        $  217        $  (679)       $  (17)     $ 1,812


Description
                                                         Amount
                                                    Capitalized
                                     Balance at              as                                   Balance
                                      Beginning         Cost of                                    at End
                                        of Year     Acquisition   Expenditures     Other (c)      of Year
------------------------------------ ------------- ------------- -------------- ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                 $  259        $1,309        $  (592)       $  (11)      $  965

Year Ended January 3, 1998                 $  317        $  299        $  (357)       $    -       $  259

Year Ended December 28, 1996               $  525        $  138        $  (346)       $    -       $  317

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of the activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents the effect of foreign currency translation.

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

  2.1 Agreement dated March 13, 1998, for the sale and purchase of all of the issued share capital of Graseby Allen Limited, Graseby Product Monitoring Limited, Goring Kerr Detection Limited, Graseby Goring Kerr Inc., Graseby Andersen Inc., and part of the share capital of Allen France S.A., between Graseby Limited, Thermo Environmental Instruments Inc., Thermo Sentron Inc., Smiths Industries plc, and Thermo Electron Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 12, 1998 [File No. 1-14254] and incorporated hereby by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules and exhibits to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules and exhibits to the Commission upon request. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

 10.1 Corporate Services Agreement dated as of January 31, 1996, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-806] and incorporated herein by reference).

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

 10.4 Amended and Restated Master Repurchase Agreement dated as of January 31, 1996, between Thermo Electron and the Registrant (filed as
           Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-14254] and incorporated herein by reference).

Number     Description of Exhibit

 10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-14254] and incorporated herein by reference).

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between Thermedics and the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-14254] and incorporated herein by reference).

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

 10.11 Amended and Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-14254] and incorporated herein by reference).

10.12 $21.0 Million Promissory Note due December 15, 1998, payable to Thermo Electron Corporation (filed as Exhibit 10 to the Company's Current Report on Form 8-K filed June 12, 1998 [File No. 1-14254] and incorporated herein by reference).

10.13 $19.0 Million Promissory Note due June 30, 1999, payable to Thermo Electron Corporation.

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.