Form 10-Q
period 1999-04-03
THERMO SENTRON INC
filed 1999-05-06
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarter Ended April 3, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 1-14254

                               THERMO SENTRON INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                        41-1827303
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

501 90th Avenue N.W.
Minneapolis, Minnesota                                               55433
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                     Outstanding at April 30, 1999
 ----------------------------         -----------------------------
 Common Stock, $.01 par value                    9,427,901


PART  I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 16,094    $14,144
 Accounts receivable, less allowances of $1,357 and $1,367                              24,408     25,076
 Inventories:
   Raw materials                                                                         7,185      5,603
   Work in process                                                                       3,460      2,891
   Finished goods                                                                        6,895      7,535
 Prepaid income taxes                                                                    3,442      3,330
 Prepaid expenses                                                                        1,156        859
                                                                                      --------   --------

                                                                                        62,640     59,438
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                  6,618      6,667
 Less:  Accumulated depreciation and amortization                                        3,059      2,910
                                                                                      --------   --------

                                                                                         3,559      3,757
                                                                                      --------   --------

Other Assets                                                                             4,653      4,768
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      70,712     72,201
                                                                                      --------   --------

                                                                                      $141,564   $140,164
                                                                                      ========   ========



                               THERMO SENTRON INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to Thermo Electron                                                      $ 19,000    $19,000
 Notes payable (includes $973 and $791 to affiliated company)                            3,288      3,047
 Accounts payable                                                                        9,905      9,472
 Accrued payroll and employee benefits                                                   4,390      4,483
 Accrued income taxes                                                                    3,534      3,664
 Customer deposits                                                                       3,397      2,688
 Other accrued expenses                                                                  6,870      7,098
 Due to parent company and affiliated companies                                          1,100        810
                                                                                      --------   --------

                                                                                        51,484     50,262
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,117        909
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 30,000,000 shares authorized; 9,875,000                      99         99
   shares issued
 Capital in excess of par value                                                         77,072     77,072
 Retained earnings                                                                      18,480     17,359
 Treasury stock at cost, 447,099 shares                                                 (4,965)    (4,965)
 Accumulated other comprehensive items (Note 2)                                         (1,723)      (572)
                                                                                      --------   --------

                                                                                        88,963     88,993
                                                                                      --------   --------

                                                                                      $141,564   $140,164
                                                                                      ========   ========












The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $26,556    $18,946
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       16,584     11,586
 Selling, general, and administrative expenses                                           7,196      4,972
 Research and development expenses                                                         861        470
 Gain on sale of property, plant, and equipment                                            (93)        (2)
                                                                                       -------     ------

                                                                                        24,548     17,026
                                                                                       -------     ------

Operating Income                                                                         2,008      1,920

Interest Income                                                                            116        571
Interest Expense (includes $242 to related party in 1999)                                 (287)      (118)
Other Income, Net                                                                            1         40
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 1,838      2,413
Provision for Income Taxes                                                                 717        934
                                                                                       -------     ------

Net Income                                                                             $ 1,121     $1,479
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .12     $  .15
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   9,428      9,862
                                                                                       =======     ======

 Diluted                                                                                 9,443      9,863
                                                                                       =======     ======










The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  1,121    $ 1,479
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           892        507
   Provision for losses on accounts receivable                                              74         22
   Gain on sale of property, plant, and equipment                                          (93)        (2)
   Changes in current accounts:
     Accounts receivable                                                                  (185)     1,554
     Inventories                                                                        (1,374)      (555)
     Other current assets                                                                 (468)      (382)
     Accounts payable                                                                    1,168       (728)
     Other current liabilities                                                             902     (1,451)
                                                                                      --------    -------

       Net cash provided by operating activities                                         2,037        444
                                                                                      --------    -------

Investing Activities:
 Proceeds from sale and maturities of available-for-sale investments                         -      1,500
   Proceeds from sale of property, plant, and equipment                                    395         17
 Purchases of property, plant, and equipment                                              (523)      (152)
 Other                                                                                      27        (40)
                                                                                      --------    -------

       Net cash provided by (used in) investing activities                                (101)     1,325
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock                                                           -        (99)
 Net increase (decrease) in short-term borrowings                                          389       (461)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                                 389       (560)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (375)        52
                                                                                      --------    -------

Increase in Cash and Cash Equivalents                                                    1,950      1,261
Cash and Cash Equivalents at Beginning of Period                                        14,144     30,283
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 16,094    $31,544
                                                                                      ========    =======









The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. The Company had a comprehensive loss of $30,000 in the first quarter of 1999 and comprehensive income of $1,442,000 in the first quarter of 1998.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                              $1,121     $1,479
                                                                                        ------     ------

Weighted Average Shares                                                                  9,428      9,862
                                                                                        ------      -----

Basic Earnings per Share                                                                $  .12      $ .15
                                                                                        ======      =====

Diluted
Net Income                                                                              $1,121     $1,479
                                                                                        ------     ------

Weighted Average Shares                                                                  9,428      9,862
Effect of Stock Options                                                                     15          1
                                                                                        ------      -----

Weighted Average Shares, as Adjusted                                                     9,443      9,863
                                                                                        ------      -----

Diluted Earnings per Share                                                              $  .12      $ .15
                                                                                        ======      =====




3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At April 3, 1999, there were 440,000 of such options outstanding, with exercise prices ranging from $11.29 to $16.00 per share.

4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 North America (a)                                                                     $15,773    $10,771
 Europe (b)                                                                             12,377      7,130
 Other (c)                                                                               2,072      2,436
 Intersegment sales elimination (d)                                                     (3,666)    (1,391)
                                                                                       -------     ------

                                                                                       $26,556    $18,946
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 North America                                                                         $ 1,800     $1,306
 Europe                                                                                    650        729
 Other                                                                                     (10)       243
 Corporate (e)                                                                            (432)      (358)
                                                                                       -------     ------

 Total operating income                                                                  2,008      1,920
 Interest and other income (expense), net                                                 (170)       493
                                                                                       -------     ------

                                                                                       $ 1,838     $2,413
                                                                                       =======     ======

(a) Includes intersegment sales of $1,594,000 and $977,000 in 1999 and 1998, respectively.
(b) Includes intersegment sales of $2,069,000 and $411,000 in 1999 and 1998, respectively.
(c) Includes intersegment sales of $3,000 in both 1999 and 1998.
(d) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(e) Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for an acquisition completed in June 1998. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, is:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities          Total
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                             $  177         $ 788         $  965
 Reserves established                                                      34            31             65
 Usage                                                                   (129)         (119)          (248)
                                                                       ------         -----         ------

Balance at April 3, 1999                                               $   82         $ 700         $  782
                                                                       ======         =====         ======

6.     Proposed Reorganization

      During 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermedics Inc.'s majority interest in the Company would be transferred to Thermo Electron. The Company would then be taken private and become a wholly owned subsidiary of Thermo Electron. Shareholders of the Company would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; approval by the Board of Directors of the Company, Thermedics, and Thermo Electron (including the independent directors of the Company and Thermedics); negotiation and execution of definitive agreements; clearance by the Securities and Exchange Commission of any necessary documents in connection with the proposed transactions; and the receipt of fairness opinions from investment banking firms on certain financial aspects of the transactions.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company designs, develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company is managed geographically and operates in three segments based on the locations from which they conduct business: North America, Europe, and Other, which principally includes Australia, New Zealand, and South
Africa. Each of the Company's segments serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. In June 1998, the Company expanded its packaged-goods product line through the acquisition of the three businesses that constituted the product-monitoring group of Graseby
Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and material-processing industries, as well as to electric utilities and chemical and other manufacturing companies.


Overview (continued)

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

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues increased 40% to $26.6 million in the first quarter of 1999 from $18.9 million in the first quarter of 1998, principally due to the inclusion of $8.8 million of revenues from the acquisition of the product-monitoring businesses in June 1998. Revenues from existing businesses decreased $1.0 million, or 6%. Revenues from existing businesses in the European and Other segments decreased $1.2 million and $0.2 million, respectively, primarily due to decreased demand. This decrease was offset in part by an increase in revenues of $0.4 million from existing businesses in the North American segment, primarily due to increased demand for packaged-goods products in the U.S.

      The gross profit margin decreased to 38% in the first quarter of 1999 from 39% in the first quarter of 1998, primarily due to the inclusion of lower-margin revenues from the acquired product-monitoring businesses.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first quarter of 1999 from 26% in the first quarter of 1998, primarily due to a decrease in revenues at existing businesses.

      Research and development expenses increased to $0.9 million in the first quarter of 1999 from $0.5 million in the first quarter of 1998, primarily due to the inclusion of expenses from the acquired product-monitoring businesses.

      Interest income decreased to $0.1 million in the first quarter of 1999 from $0.6 million in the first quarter of 1998, primarily due to a decrease in average cash balances. The decrease in average cash balances was principally due to cash expended for the acquisition of the product-monitoring businesses.
Interest expense increased to $0.3 million in the first quarter of 1999 from $0.1 million in the first quarter of 1998, primarily as a result of interest expense on borrowings to partially finance the acquisition of the product-monitoring businesses.

      The effective tax rate was 39% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

Liquidity and Capital Resources

      Consolidated working capital was $11.2 million at April 3, 1999, compared with $9.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $16.1 million at April 3, 1999, compared with $14.1 million at January 2, 1999. During the first quarter of 1999, operating activities provided cash of $2.0 million. Cash provided by the Company's operations and a $2.1 million increase in accounts payable and other current liabilities was offset in part by the use of $1.4 million of cash to fund an increase in inventories, primarily due to an anticipated increase in demand.

      During the first quarter of 1999, the Company's investing activities used
$0.1 million of cash. The Company expended $0.5 million for purchases of property, plant, and equipment and received proceeds of $0.4 million from the sale of property, plant, and equipment. During the remainder of 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment of approximately $1.5 million.




Liquidity and Capital Resources (continued)

      An increase in short-term borrowings provided $0.4 million of cash during the first quarter of 1999. Notes payable in the accompanying 1999 balance sheet includes $2.3 million of short-term borrowings of foreign subsidiaries under foreign-currency-denominated line-of-credit arrangements with banks. As of April
3, 1999, unused lines of credit totaled $10.0 million.

      Generally the Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may consider acquiring one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require a significant amount of cash. While the Company currently has no agreements to acquire other businesses, the Company expects that it would finance any such acquisition through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermedics or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. Thermo Electron has indicated its willingness to require payment of the Company's note payable, due
June 1999, only to the extent that the Company's cash flows permit. Accordingly, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 80% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under


Year 2000 (continued)

warranty and/or early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third party risk, and expects to be substantially completed by June 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $130,000 as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $400,000. All of the external costs incurred as of April 3, 1999, were spent on testing and upgrading information technology systems. All internal costs and related external costs other than capital additions related to Year
2000 remediation have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      The Company is not currently able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

        While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer



Year 2000 (continued)

manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1999.

                                              THERMO SENTRON INC.



                                              /s/ Paul F. Kelleher
                                              -------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              /s/ Theo Melas-Kyriazi
                                              -------------------------
                                              Theo Melas-Kyriazi
                                              Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.