Form 10-Q
period 1999-07-03
THERMO SENTRON INC
filed 1999-08-05
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-14254

                               THERMO SENTRON INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             41-1827303
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at July 30, 1999
    Common Stock, $.01 par value                      9,433,151



PART  I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  9,702    $14,144
 Advance to affiliate (Note 7)                                                              98          -
 Accounts receivable, less allowances of $1,641 and $1,367                              25,566     25,076
 Inventories:
   Raw materials                                                                         5,975      5,603
   Work in process                                                                       2,979      2,891
   Finished goods                                                                        6,293      7,535
 Prepaid income taxes                                                                    4,154      3,330
 Prepaid expenses                                                                        1,088        859
                                                                                      --------   --------

                                                                                        55,855     59,438
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                  6,409      6,667
 Less:  Accumulated depreciation and amortization                                        3,307      2,910
                                                                                      --------   --------

                                                                                         3,102      3,757
                                                                                      --------   --------

Other Assets                                                                             4,709      4,768
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      71,746     72,201
                                                                                      --------   --------

                                                                                      $135,412   $140,164
                                                                                      ========   ========



                               THERMO SENTRON INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Note payable to Thermo Electron                                                      $ 13,000    $19,000
 Notes payable (includes $699 and $791 to affiliated company)                            2,865      3,047
 Accounts payable                                                                        9,163      9,472
 Accrued payroll and employee benefits                                                   3,817      4,483
 Accrued income taxes                                                                    3,324      3,664
 Customer deposits                                                                       3,265      2,688
 Other accrued expenses                                                                  8,093      7,098
 Due to parent company and affiliated companies                                          1,273        810
                                                                                      --------   --------

                                                                                        44,800     50,262
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,117        909
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 30,000,000 shares authorized; 9,880,250                      99         99
   and 9,875,000 shares issued
 Capital in excess of par value                                                         77,124     77,072
 Retained earnings                                                                      20,276     17,359
 Treasury stock at cost, 447,099 shares                                                 (4,965)    (4,965)
 Accumulated other comprehensive items (Note 2)                                         (3,039)      (572)
                                                                                      --------   --------

                                                                                        89,495     88,993
                                                                                      --------   --------
                                                                                      $135,412   $140,164
                                                                                      ========   ========

















The accompanying notes are an integral part of these consolidated financial statements.


                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $28,106    $21,612
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       17,080     13,012
 Selling, general, and administrative expenses                                           7,277      5,696
 Research and development expenses                                                         762        536
 Loss on sale of property, plant, and equipment                                              7          -
                                                                                       -------     ------

                                                                                        25,126     19,244
                                                                                       -------    -------

Operating Income                                                                         2,980      2,368

Interest Income                                                                            154        462
Interest Expense (includes $241 and $77 to related party)                                 (315)      (178)
Gain on Sale of Investments, Net                                                             -         11
Equity in Earnings of Unconsolidated Subsidiary                                            125         17
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 2,944      2,680
Provision for Income Taxes                                                               1,148      1,034
                                                                                       -------     ------

Net Income                                                                             $ 1,796     $1,646
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .19     $  .17
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   9,430      9,690
                                                                                       =======     ======

 Diluted                                                                                 9,463      9,695
                                                                                       =======     ======
















The accompanying notes are an integral part of these consolidated financial statements.


                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $54,662    $40,558
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       33,664     24,598
 Selling, general, and administrative expenses                                          14,473     10,666
 Research and development expenses                                                       1,623      1,006
 Gain on sale of property, plant, and equipment, net                                       (86)         -
                                                                                       -------     ------

                                                                                        49,674     36,270
                                                                                       -------    -------

Operating Income                                                                         4,988      4,288

Interest Income                                                                            270      1,033
Interest Expense (includes $483 and $77 to related party)                                 (602)      (296)
Gain on Sale of Investments, Net                                                             -         11
Equity in Earnings of Unconsolidated Subsidiary                                            126         57
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 4,782      5,093
Provision for Income Taxes                                                               1,865      1,968
                                                                                       -------     ------

Net Income                                                                             $ 2,917     $3,125
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .31     $  .32
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   9,429      9,776
                                                                                       =======     ======

 Diluted                                                                                 9,453      9,779
                                                                                       =======     ======
















The accompanying notes are an integral part of these consolidated financial statements.


                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  2,917    $ 3,125
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,769      1,114
   Provision for losses on accounts receivable                                             181         77
   Gain on sale of property, plant, and equipment, net                                     (86)         -
   Changes in current accounts:
     Accounts receivable                                                                (1,855)     1,892
     Inventories                                                                          (271)      (499)
     Other current assets                                                                 (421)      (578)
     Accounts payable                                                                      818     (1,407)
     Other current liabilities                                                            (839)    (3,035)
                                                                                      --------    -------

       Net cash provided by operating activities                                         2,213        689
                                                                                      --------    -------

Investing Activities:
 Acquisitions, net of cash acquired                                                          -    (44,195)
 Proceeds from sale and maturities of available-for-sale investments                         -      9,511
 Advances to affiliate, net (Note 7)                                                       (98)         -
 Proceeds from sale of property, plant, and equipment                                      759         28
 Purchases of property, plant, and equipment                                              (827)      (312)
 Other                                                                                    (126)      (169)
                                                                                      --------    -------

       Net cash used in investing activities                                              (292)   (35,137)
                                                                                      --------    -------

Financing Activities:
 Issuance of short-term obligation to Thermo Electron                                        -     21,000
 Repayment of short-term obligation to Thermo Electron                                  (6,000)         -
 Net proceeds from issuance of Company common stock                                         52          -
 Purchases of Company common stock                                                           -     (3,222)
 Net increase (decrease) in short-term borrowings                                           43     (1,660)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                              (5,905)    16,118
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (458)       272
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (4,442)   (18,058)
Cash and Cash Equivalents at Beginning of Period                                        14,144     30,283
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  9,702    $12,225
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $      -    $54,294
 Cash paid for acquired companies                                                            -    (44,195)
                                                                                      --------    -------

       Liabilities assumed of acquired companies                                      $      -    $10,099
                                                                                      ========    =======

The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1999 and 1998, the Company had comprehensive income of $480,000 and $1,633,000, respectively.
During the first six months of 1999 and 1998, the Company had comprehensive income of $450,000 and $3,076,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended     Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                        $1,796     $1,646     $2,917     $3,125
                                                                  ------     ------     ------     ------

Weighted Average Shares                                            9,430      9,690      9,429      9,776
                                                                  ------     ------     ------     ------

Basic Earnings per Share                                          $  .19     $  .17     $  .31     $  .32
                                                                  ======     ======     ======     ======

Diluted
Net Income                                                        $1,796     $1,646     $2,917     $3,125
                                                                  ------     ------     ------     ------

Weighted Average Shares                                            9,430      9,690      9,429      9,776
Effect of Stock Options                                               33          5         24          3
                                                                  ------     ------     ------     ------

Weighted Average Shares, as Adjusted                               9,463      9,695      9,453      9,779
                                                                  ------     ------     ------     ------

Diluted Earnings per Share                                        $ .19      $  .17      $ .31      $  .32
                                                                  =====      ======      =====      ======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At July 3, 1999, there were 390,000 of such options outstanding, with exercise prices ranging from $12.28 to $16.00 per share.

4.    Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 North America (a)                                              $17,013     $12,816    $32,786     $23,587
 Europe (b)                                                      12,781       8,440     25,158      15,570
 Other (c)                                                        1,995       2,303      4,067       4,739
 Intersegment sales elimination (d)                              (3,683)     (1,947)    (7,349)     (3,338)
                                                                -------     -------     ------     -------

                                                                $28,106     $21,612    $54,662     $40,558
                                                                =======     =======    =======     =======

Income Before Provision for Income Taxes:
 North America                                                   $2,302     $ 2,027     $4,102     $ 3,333
 Europe                                                           1,053         544      1,703       1,273
 Other                                                               93         340         83         583
 Corporate (e)                                                     (468)       (543)      (900)       (901)
                                                                 ------     -------     ------     -------

 Total operating income                                           2,980       2,368      4,988       4,288
 Interest and other income (expense), net                           (36)        312       (206)        805
                                                                 ------     -------     ------     -------

                                                                 $2,944     $ 2,680     $4,782     $ 5,093
                                                                 ======     =======     ======     =======

(a) Includes intersegment sales of $1,735,000 and $1,042,000 in the second quarter of 1999 and 1998, respectively, and $3,329,000 and $2,017,000 in the first six months of 1999 and 1998, respectively.
(b) Includes intersegment sales of $1,947,000 and $902,000 in the second quarter of 1999 and 1998, respectively, and $4,016,000 and $1,315,000 in the first six months of 1999 and 1998, respectively.
(c) Includes intersegment sales of $1,000 and $3,000 in the second quarter of 1999 and 1998, respectively, and $4,000 and $6,000 in the first six months of 1999 and 1998, respectively.
(d) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(e) Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. The Company finalized its restructuring plans for businesses acquired in June 1998 during the second quarter of 1999. Amounts accrued at July 3, 1999, represent ongoing lease obligations (net of sublease income) through 2008 for abandoned facilities as well as severance, which will be paid during the third quarter of 1999.


      A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  177         $  788         $    -         $  965
 Reserves established                                     478          1,151             62          1,691
 Usage                                                   (408)          (309)           (22)          (739)
 Currency translation adjustment                            -            (21)             -            (21)
                                                       ------         ------         ------         ------

Balance at July 3, 1999                                $  247         $1,609         $   40         $1,896
                                                       ======         ======         ======         ======

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

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased 30% to $28.1 million in the second quarter of 1999 from $21.6 million in the second quarter of 1998. Revenues increased $7.1 million due to the inclusion of a full three months of revenues from the product-monitoring businesses, which were acquired in June 1998. Excluding the impact of the acquisition and foreign exchange, revenues from existing businesses decreased
$0.2 million. Revenues from existing businesses in the European and Other segments decreased $0.4 million and $0.3 million, respectively, primarily due to decreased demand. This decrease was offset in part by an increase in revenues of $0.5 million from existing businesses in the North American segment, primarily due to increased demand for packaged-goods products in the U.S. Revenues decreased by $0.4 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

      The gross profit margin decreased to 39% in the second quarter of 1999 from 40% in the second quarter of 1998, primarily due to the inclusion of lower-margin revenues from the acquired product-monitoring businesses for the full three-month period.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 26% in the second quarter of 1999 and 1998.

      Research and development expenses increased to $0.8 million in the second quarter of 1999 from $0.5 million in the second quarter of 1998, primarily due to the inclusion of a full three months of expenses from the acquired product-monitoring businesses.

      Interest income decreased to $0.2 million in the second quarter of 1999 from $0.5 million in the second quarter of 1998, primarily due to a decrease in invested cash balances. The decrease in invested cash balances was principally due to cash expended for the acquisition of the product-monitoring businesses.
Interest expense increased to $0.3 million in the second quarter of 1999 from $0.2 million in the second quarter of 1998, primarily due to the inclusion of a full three months of interest expense on borrowings to partially finance the acquisition of the product-monitoring businesses.

      The effective tax rate was 39% in the second quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.


First Six Months 1999 Compared With First Six Months 1998

      Revenues increased 35% to $54.7 million in the first six months of 1999 from $40.6 million in the first six months of 1998. Revenues increased $15.9 million due to the inclusion of a full six months of revenues from the product-monitoring businesses, which were acquired in June 1998. Excluding the impact of the acquisition and foreign exchange, revenues from existing businesses decreased $1.2 million. Revenues from existing businesses in the European and Other segments decreased $1.6 million and $0.5 million, respectively, primarily due to decreased demand. This decrease was offset in part by an increase in revenues of $0.9 million from existing businesses in the North American segment, primarily due to increased demand for packaged-goods products in the U.S. Revenues decreased by $0.6 million due to a stronger U.S.
dollar relative to currencies in foreign countries in which the Company operates.

      The gross profit margin decreased to 38% in the first six months of 1999 from 39% in the first six months of 1998, primarily due to the inclusion of lower-margin revenues from the acquired product-monitoring businesses for the full six-month period.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 26% in the first six months of 1999 and 1998, respectively.

      Research and development expenses increased to $1.6 million in the first six months of 1999 from $1.0 million in the first six months of 1998, primarily due to the inclusion of a full six months of expenses from the acquired product-monitoring businesses.

      Interest income decreased to $0.3 million in the first six months of 1999 from $1.0 million in the first six months of 1998. Interest expense increased to $0.6 million in the first six months of 1999 from $0.3 million in the first six months of 1998. These changes were primarily due to the reasons discussed in the results of operations for the second quarter.

      The effective tax rate was 39% in the first six months of 1999 and 1998.
The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

Liquidity and Capital Resources

      Consolidated working capital was $11.1 million at July 3, 1999, compared with $9.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $9.7 million at July 3, 1999, compared with $14.1 million at January 2, 1999. During the first six months of 1999, operating activities provided cash of $2.2 million. Cash provided by the Company's operations was offset in part by the use of $1.9 million of cash to fund an increase in accounts receivable, primarily due to delays in the pursuit of collections of accounts receivable at certain of the Company's subsidiaries, due principally to disruptions to collection activities caused by restructuring and integration of acquired businesses. The Company has substantially completed these actions and expects to improve collections over the remainder of 1999.

      During the first six months of 1999, the Company's investing activities used $0.3 million of cash. The Company expended $0.8 million for purchases of property, plant, and equipment and received proceeds of $0.8 million from the sale of property, plant, and equipment. During the remainder of 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment of approximately $1.2 million.

      During the first six months of 1999, the Company's financing activities used $5.9 million in cash. In June 1999, the Company repaid $6.0 million of its note payable to Thermo Electron and issued Thermo Electron a new note for $13.0 million in exchange for the initial note. Notes payable in the accompanying 1999 balance sheet includes $2.1 million of short-term borrowings of foreign subsidiaries under foreign-currency-denominated line-of-credit arrangements with banks. As of July 3, 1999, unused lines of credit totaled $9.6 million.



Liquidity and Capital Resources (continued)

      Generally the Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may consider acquiring one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require a significant amount of cash. While the Company currently has no agreements to acquire other businesses, the Company expects that it would finance any such acquisition through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermedics or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. Thermo Electron has indicated its willingness to require payment of the Company's $13.0 million principal amount note payable, due March 2000, only to the extent that the Company's cash flows permit. Accordingly, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and noninformation technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or noninformation technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems, and this process was approximately 95% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by the end of 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third- party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.


Year 2000 (continued)

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $330,000 as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $400,000. All of the external costs incurred as of July 3, 1999, were spent on testing and upgrading information technology and communications systems. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.

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

Risks of the Company's Year 2000 Issues

     While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience


Year 2000 (continued)

significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year
2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Mr. Marshall J. Armstrong, Mr. John T.
Keiser, Mr. Donald E. Noble, Mr. Lewis J. Ribich, and Mr. Peter Richman. Each director received 9,287,341 shares voted in favor of his election and 2,835 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1999.

                                                          THERMO SENTRON INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo
               Electron Corporation.

10.2           Amended and Restated $13,000,000 Promissory Note dated as of
               June 30, 1999, issued by Thermo Sentron Inc. to Thermo Electron
               Corporation.

10.3 Deferred Compensation Plan for Directors of the Registrant, as amended and restated as of June 8, 1999.

27             Financial Data Schedule.