Form 10-Q
period 1999-10-02
THERMO SENTRON INC
filed 1999-11-05
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at October 29, 1999
   Common Stock, $.01 par value                    9,435,651



PART  I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               THERMO SENTRON INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 10,538    $14,144
 Advance to affiliate (Note 8)                                                             696          -
 Accounts receivable, less allowances of $1,561 and $1,367                              24,647     25,076
 Inventories:
   Raw materials                                                                         6,048      5,603
   Work in process                                                                       3,283      2,891
   Finished goods                                                                        6,804      7,535
 Prepaid and refundable income taxes                                                     4,069      3,330
 Prepaid expenses                                                                        1,122        859
                                                                                      --------   --------

                                                                                        57,207     59,438
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                  6,831      6,667
 Less:  Accumulated depreciation and amortization                                        3,688      2,910
                                                                                      --------   --------

                                                                                         3,143      3,757
                                                                                      --------   --------

Other Assets                                                                             4,635      4,768
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      72,714     72,201
                                                                                      --------   --------

                                                                                      $137,699   $140,164
                                                                                      ========   ========




                               THERMO SENTRON INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Note payable to Thermo Electron                                                      $ 12,000    $19,000
 Short-term obligations (includes $698 and $791 to affiliated company)                   3,268      3,047
 Accounts payable                                                                        9,175      9,472
 Accrued payroll and employee benefits                                                   4,110      4,483
 Accrued income taxes                                                                    3,699      3,664
 Customer deposits                                                                       2,560      2,688
 Other accrued expenses                                                                  7,191      7,098
 Due to parent company and affiliated companies                                          1,154        810
                                                                                      --------   --------

                                                                                        43,157     50,262
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,119        909
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 30,000,000 shares authorized;                                99         99
   9,882,750 and 9,875,000 shares issued
 Capital in excess of par value                                                         77,149     77,072
 Retained earnings                                                                      22,038     17,359
 Treasury stock at cost, 447,099 shares                                                 (4,965)    (4,965)
 Accumulated other comprehensive items (Note 3)                                           (898)      (572)
                                                                                      --------   --------

                                                                                        93,423     88,993
                                                                                      --------   --------

                                                                                      $137,699   $140,164
                                                                                      ========   ========


















The accompanying notes are an integral part of these consolidated financial statements.



                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $27,154    $29,102
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       15,651     18,730
 Selling, general, and administrative expenses                                           7,518      7,203
 Research and development expenses                                                         880        980
 (Gain) loss on sale of property, plant, and equipment                                      (1)         3
                                                                                       -------    -------

                                                                                        24,048     26,916
                                                                                       -------    -------

Operating Income                                                                         3,106      2,186

Interest Income                                                                             76        138
Interest Expense (includes $220 and $304 to related party)                                (261)      (384)
Equity in Earnings of Unconsolidated Subsidiary                                             31         44
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 2,952      1,984
Provision for Income Taxes                                                               1,190        771
                                                                                       -------    -------

Net Income                                                                             $ 1,762    $ 1,213
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 4)                                          $   .19    $   .13
                                                                                       =======    =======

Weighted Average Shares (Note 4):
 Basic                                                                                   9,433      9,519
                                                                                       =======    =======

 Diluted                                                                                 9,493      9,520
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.



                               THERMO SENTRON INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $81,816    $69,660
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       49,315     43,328
 Selling, general, and administrative expenses                                          21,991     17,868
 Research and development expenses                                                       2,503      1,987
 (Gain) loss on sale of property, plant, and equipment, net                                (87)         1
                                                                                       -------    -------

                                                                                        73,722     63,184
                                                                                       -------    -------

Operating Income                                                                         8,094      6,476

Interest Income                                                                            346      1,171
Interest Expense (includes $703 and $381 to related party)                                (863)      (680)
Gain on Sale of Investments, Net                                                             -         11
Equity in Earnings of Unconsolidated Subsidiary                                            157        100
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 7,734      7,078
Provision for Income Taxes                                                               3,055      2,740
                                                                                       -------    -------

Net Income                                                                             $ 4,679    $ 4,338
                                                                                       =======    =======

Earnings per Share (Note 4):
 Basic                                                                                 $   .50    $   .45
                                                                                       =======    =======

 Diluted                                                                               $   .49    $   .45
                                                                                       =======    =======

Weighted Average Shares (Note 4):
 Basic                                                                                   9,431      9,690
                                                                                       =======    =======

 Diluted                                                                                 9,467      9,693
                                                                                       =======    =======













The accompanying notes are an integral part of these consolidated financial statements.



                               THERMO SENTRON INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  4,679    $ 4,338
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         2,716      2,041
   Provision for losses on accounts receivable                                             413        146
   (Gain) loss on sale of property, plant, and equipment, net                              (87)         1
   Changes in current accounts, excluding the effect of acquisition:
     Accounts receivable                                                                  (653)     1,936
     Inventories                                                                        (1,096)       364
     Other current assets                                                                 (335)      (754)
     Accounts payable                                                                      504       (813)
     Other current liabilities                                                          (1,591)    (2,804)
                                                                                      --------    -------

       Net cash provided by operating activities                                         4,550      4,455
                                                                                      --------    -------

Investing Activities:
 Acquisition, net of cash acquired                                                           -    (44,196)
 Proceeds from sale and maturities of available-for-sale investments                         -      9,511
 Advances to affiliate, net (Note 8)                                                      (696)         -
 Purchases of property, plant, and equipment                                            (1,176)      (471)
 Proceeds from sale of property, plant, and equipment                                      753          -
 Other                                                                                    (157)      (254)
                                                                                      --------    -------

       Net cash used in investing activities                                            (1,276)   (35,410)
                                                                                      --------    -------

Financing Activities:
 Issuance of short-term obligation to Thermo Electron                                        -     21,000
 Repayment of short-term obligation to Thermo Electron                                  (7,000)         -
 Net proceeds from issuance of Company common stock                                         77          -
 Purchases of Company common stock                                                           -     (4,870)
 Net increase (decrease) in short-term borrowings                                          326     (2,131)
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                              (6,597)    13,999
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (283)       253
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (3,606)   (16,703)
Cash and Cash Equivalents at Beginning of Period                                        14,144     30,283
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 10,538    $13,580
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $56,433
 Cash paid for acquired company                                                              -    (44,196)
                                                                                      --------    -------

       Liabilities assumed of acquired company                                        $      -    $12,237
                                                                                      ========    =======

The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Sentron Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Presentation

      Certain amounts in 1998 have been reclassified to conform to the presentation in the 1999 financial statements.

3.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1999 and 1998, the Company had comprehensive income of $3,903,000 and $1,637,000, respectively.
During the first nine months of 1999 and 1998, the Company had comprehensive income of $4,353,000 and $4,713,000, respectively.

4.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $1,762      $1,213     $4,679      $4,338
                                                                 ------      ------     ------      ------

Weighted Average Shares                                           9,433       9,519      9,431       9,690
                                                                  -----      ------      -----      ------

Basic Earnings per Share                                          $ .19      $  .13      $ .50      $  .45
                                                                  =====      ======      =====      ======

Diluted
Net Income                                                       $1,762      $1,213     $4,679      $4,338
                                                                 ------      ------     ------      ------

Weighted Average Shares                                           9,433       9,519      9,431       9,690
Effect of Stock Options                                              60           1         36           3
                                                                  -----      ------      -----      ------

Weighted Average Shares, as Adjusted                              9,493       9,520      9,467       9,693
                                                                  -----      ------      -----      ------

Diluted Earnings per Share                                        $ .19      $  .13      $ .49      $  .45
                                                                  =====      ======      =====      ======



4.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At October 2, 1999, there were 249,000 of such options outstanding, with exercise prices ranging from $14.00 to $16.00 per share.

5.    Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 North America (a)                                              $16,915    $ 16,226    $49,701    $ 39,813
 Europe (b)                                                      12,048      14,055     37,206      29,625
 Other (c)                                                        1,905       2,494      5,972       7,233
 Intersegment sales elimination (d)                              (3,714)     (3,673)   (11,063)     (7,011)
                                                                -------    --------    -------    --------

                                                                $27,154    $ 29,102    $81,816    $ 69,660
                                                                =======    ========    =======    ========

Income Before Provision for Income Taxes:
 North America                                                  $ 2,684    $  1,912    $ 6,786    $  5,245
 Europe                                                             647         405      2,350       1,678
 Other                                                              208         336        291         919
 Corporate (e)                                                     (433)       (467)    (1,333)     (1,366)
                                                                -------    --------    -------    --------

 Total operating income                                           3,106       2,186      8,094       6,476
 Interest and other income (expense), net                          (154)       (202)      (360)        602
                                                                -------    --------    -------    --------

                                                                $ 2,952    $  1,984    $ 7,734    $  7,078
                                                                =======    ========    =======    ========

(a) Includes intersegment sales of $1,576,000 and $1,622,000 in the third quarter of 1999 and 1998, respectively, and $4,905,000 and $3,639,000 in the first nine months of 1999 and 1998, respectively.
(b) Includes intersegment sales of $2,131,000 and $2,048,000 in the third quarter of 1999 and 1998, respectively, and $6,147,000 and $3,363,000 in the first nine months of 1999 and 1998, respectively.
(c) Includes intersegment sales of $7,000 and $3,000 in the third quarter of 1999 and 1998, respectively, and $11,000 and $9,000 in the first nine months of 1999 and 1998, respectively.
(d) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(e) Primarily general and administrative expenses.

6.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. The Company finalized its restructuring plans for businesses acquired in June 1998 during the second quarter of 1999. Amounts accrued at October 2, 1999, represent ongoing lease obligations (net of assumed sublease income) through 2008 for abandoned facilities, as well as severance, which will be paid during the fourth quarter of 1999.


6.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $   177        $   788        $     -        $   965
 Reserves established                                     478          1,151             62          1,691
 Usage                                                   (435)          (550)           (22)        (1,007)
 Decrease due to finalization of                         (175)          (211)             -           (386)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation adjustment                            8             39              -             47
                                                      -------        -------        -------        -------

Balance at October 2, 1999                            $    53        $ 1,217        $    40        $ 1,310
                                                      =======        =======        =======        =======

7.    Proposed Reorganization

      During 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermedics Inc.'s majority interest in the Company would be transferred to Thermo Electron and the Company would be taken private and become a wholly owned subsidiary of Thermo Electron. Shareholders of the Company would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; approval by the Board of Directors of the Company, Thermedics, and Thermo Electron (including the independent directors of the Company and Thermedics); negotiation and execution of definitive agreements; clearance by the Securities and Exchange Commission of any necessary documents in connection with the proposed transactions; and the receipt of fairness opinions from investment banking firms on certain financial aspects of the transactions.

8.    Cash Management Arrangement

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

Overview

      The Company designs, develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company is managed geographically and operates in three segments based on the locations from which they conduct business: North America, Europe, and Other, which principally includes Australia, New Zealand, and South
Africa. Each of the Company's segments serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance. These products are sold to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries. In June 1998, the Company expanded its packaged-goods product line through the acquisition of the three businesses that constituted the product-monitoring group of Graseby
Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc. The product-monitoring businesses design, manufacture, and distribute checkweighers, metal detectors, X-ray inspection equipment, and thermal printers. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders. These products are sold primarily to customers in the mining and material-processing industries, as well as to electric utilities and chemical and other manufacturing companies.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues decreased to $27.2 million in the third quarter of 1999 from $29.1 million in the third quarter of 1998. Excluding the impact of foreign exchange, revenues in the European and Other segments decreased $1.5 million and $0.7 million, respectively, primarily due to decreased demand. These decreases were offset in part by an increase in revenues of $0.7 million in the North
American segment, primarily due to increased demand for packaged-goods products in the U.S. Revenues decreased by $0.4 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates. The
Company's total backlog decreased to $12.7 million at October 2, 1999, from $14.7 million at January 2, 1999, primarily due to decreased demand.

      The gross profit margin increased to 42% in the third quarter of 1999 from 36% in the third quarter of 1998, primarily due to manufacturing efficiencies achieved as a result of cost-reduction measures at the product-monitoring businesses and, to a lesser extent, improved margins from sales of the Company's packaged-goods products in North America.



Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1999 from 25% in the third quarter of 1998, primarily due to decreased revenues.

      Research and development expenses decreased to $0.9 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998, primarily due to the timing of expenditures.

      Interest income was $0.1 million in the third quarter of 1999 and 1998.
Interest expense decreased to $0.3 million in 1999 from $0.4 million in 1998, primarily due to the partial repayment of the Company's note payable to Thermo
Electron Corporation.

      The effective tax rate was 40% and 39% in the third quarter of 1999 and 1998, respectively. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues increased to $81.8 million in the first nine months of 1999 from $69.7 million in the first nine months of 1998. Revenues increased $15.9 million due to the inclusion of a full nine months of revenues from the product-monitoring businesses, which were acquired in June 1998. Excluding the impact of the acquisition and foreign exchange, revenues from existing businesses in the European and Other segments decreased $3.1 million and $1.4 million, respectively, primarily due to decreased demand. These decreases were offset in part by an increase in revenues of $1.6 million from existing businesses in the North American segment, primarily due to increased demand for packaged-goods products in the U.S. Revenues decreased by $0.9 million due to a stronger U.S. dollar relative to currencies in foreign countries in which the Company operates.

      The gross profit margin increased to 40% in the first nine months of 1999 from 38% in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first nine months of 1999 from 26% in the first nine months of 1998, primarily due to expenses related to the Company's year 2000 compliance project.

      Research and development expenses increased to $2.5 million in the first nine months of 1999 from $2.0 million in the first nine months of 1998, primarily due to the inclusion of a full nine months of expenses from the acquired product-monitoring businesses.

      Interest income decreased to $0.3 million in the first nine months of 1999 from $1.2 million in the first nine months of 1998, primarily due to a decrease in average invested cash balances. The decrease in average invested cash balances was principally due to cash expended for the acquisition of the product-monitoring businesses. Interest expense increased to $0.9 million in the first nine months of 1999 from $0.7 million in the first nine months of 1998, primarily due to the inclusion of a full nine months of interest expense on borrowings to partially finance the acquisition of the product-monitoring businesses.

      The effective tax rate was 40% and 39% in the first nine months of 1999 and 1998, respectively. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and foreign tax rate differences.


Liquidity and Capital Resources

      Consolidated working capital was $14.1 million at October 2, 1999, compared with $9.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $10.5 million at October 2, 1999, compared with $14.1 million at January 2, 1999. During the first nine months of 1999, operating activities provided cash of $4.6 million. Cash provided by the Company's operations was offset in part by the use of $1.6 million of cash to fund a decrease in other current liabilities, primarily due to payments made for accrued acquisition costs related to the purchase of the product-monitoring businesses (Note 6), and $1.1 million of cash used to fund an increase in inventories in an effort to decrease delivery times to customers.

      During the first nine months of 1999, the Company's investing activities used $1.3 million of cash. The Company expended $1.2 million for purchases of property, plant, and equipment and received proceeds of $0.8 million from the sale of property, plant, and equipment. During the remainder of 1999, the Company expects to make capital expenditures for the purchase of property, plant, and equipment of approximately $0.4 million.

      During the first nine months of 1999, the Company's financing activities used $6.6 million in cash. In the first nine months of 1999, the Company repaid
$7.0 million of its note payable to Thermo Electron and issued Thermo Electron a new note for $13.0 million in exchange for the initial note. Notes payable in the accompanying 1999 balance sheet includes $2.5 million of short-term borrowings of foreign subsidiaries under foreign-currency-denominated line-of-credit arrangements with banks. As of October 2, 1999, unused lines of credit totaled $9.4 million.

      Generally the Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may consider acquiring one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require a significant amount of cash. While the Company currently has no agreements to acquire other businesses, the Company expects that it would finance any such acquisition through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermedics
Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. Thermo
Electron has indicated its willingness to require payment of the Company's $12.0 million principal amount note payable, due March 2000, only to the extent that the Company's cash flows permit. Accordingly, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and noninformation technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems, which efforts included



Year 2000 (continued)

testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or noninformation technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems, and this process was substantially complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by the end of 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company has developed and distributed questionnaires relating to year
2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by the end of November 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $400,000 as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $430,000. All of the external costs incurred as of October 2, 1999, were spent on testing and upgrading information technology and communications systems. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      The Company is not currently able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to


Year 2000 (continued)

the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1999.

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