Form 10-K
period 2000-01-01
THERMO SENTRON INC
filed 2000-03-14
CIK 1007022

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                      Commission file number 1-14254

                                           THERMO SENTRON INC.
                          (Exact name of Registrant as specified in its charter)

Delaware                                                 41-1827303
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

501 90th Avenue N.W.
Minneapolis, Minnesota                                      55433
(Address of principal executive offices)                 (Zip Code)

           Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
 Common Stock, $.01 par value               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                 None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $18,308,000.

As of January 28, 2000, the Registrant had 9,446,714 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Sentron Inc. (the Company or the Registrant) designs, develops, manufactures, and markets high-speed precision-weighing and inspection equipment for industrial production and packaging lines. The Company's business is managed geographically and operates in three segments based on the locations from which they conduct business: North America, Europe, and Other, which principally consists of Australia, New Zealand, and South Africa. Each of the Company's segments serves two principal markets: packaged goods and bulk materials. The Company's products for the packaged-goods market include a broad line of checkweighing equipment and metal detectors that can be integrated at various stages in production lines for process control and quality assurance, as well as hot foil and thermal printers and X-ray inspection equipment. In June 1998, the Company acquired the three businesses that constituted the product-monitoring group of Graseby Limited (the product-monitoring businesses), a subsidiary of Smiths Industries plc, for $44.0 million in cash, net of cash acquired, and the assumption of certain liabilities. The product-monitoring businesses design, manufacture, and distribute specialized packaged-goods equipment, including checkweighers and metal detectors, for the food and pharmaceutical industries. The Company's bulk-materials product line includes conveyor-belt scales, solid level-measurement and conveyor-monitoring systems, sampling systems, and small-capacity feeders.

      The Company was incorporated in Delaware in November 1995 as a wholly owned subsidiary of Thermedics Inc., a publicly traded subsidiary of Thermo Electron Corporation. As of January 1, 2000, Thermedics owned 6,999,250 shares of the Company's common stock, representing 74% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets electrochemistry and microweighing products, on-line product quality-assurance systems, instruments to test electronics and semiconductors and a range of power products, security devices, implantable heart-assist systems, whole-blood coagulation testing equipment, skin-incision devices, and other biomedical products. Thermedics is a 76%-owned subsidiary of Thermo Electron. As of January 1, 2000, Thermo Electron owned 1,171,907 shares of the Company's common stock, representing 12% of such stock outstanding. Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On March 3, 2000, Thermedics commenced a cash tender offer for any and all of the outstanding shares of Company common stock at $15.50 per share. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus only on its core measurement and detection businesses. Thermedics has conditioned the tender offer on receiving acceptances from holders of enough shares so that, when combined with its and Thermo Electron's current share ownership, Thermedics' ownership of the Company will reach at least 90%. If Thermedics achieves this 90%-ownership threshold, it will acquire all remaining outstanding shares of Company common stock through a "short-form" merger in Delaware. Shareholders who do not tender shares to Thermedics during the tender offer would also receive $15.50 per share in cash for their stock in the short-form merger.

      The tender offer and proposed subsequent short-form merger require Securities and Exchange Commission clearance of necessary filings; a short-form merger would not require approval by the Company's Board of Directors or shareholders. If Thermedics successfully obtains ownership of at least 90% of the outstanding shares of Company common stock, it expects to complete the spin-in by the end of the second quarter of 2000.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999* Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

Products for Packaged Goods

      Sales of products for the packaged-goods market represented approximately 62% of the Company's total revenues in 1999. These products are sold primarily to customers in the food-processing, pharmaceutical, mail-order, and other diverse industries.

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

      The Company's patented self-testing technology for use with metal-detection products allows an operator to program a metal detector to automatically route a metal test sphere through the device at preset intervals, without operator assistance or interruption to the production process. The results of these tests can be tracked by computer and incorporated into quality- and process-control reports.
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

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

      Revenues from products for packaged goods were $66,581,000, $50,690,000, and $28,563,000 in 1999, 1998, and 1997, respectively.

Products for Bulk Materials

      Sales of products for the bulk-materials market represented approximately 38% of the Company's total revenues in 1999. These products are sold primarily to customers in the mining and material-processing industries, electric utilities, and chemical and other manufacturing companies.

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

      Revenues from products for bulk materials were $41,205,000, $48,073,000, and $50,132,000 in 1999, 1998, and 1997, respectively.

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

Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------- --------

North America                                                                            $ 5,091   $ 7,793
Europe                                                                                     4,740     5,256
Other                                                                                        675     1,634
                                                                                         -------   -------

                                                                                         $10,506   $14,683
                                                                                         =======   =======
      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 1, 2000, will be shipped during 2000. The decrease in backlog primarily resulted from a decrease in demand for the Company's bulk-materials products.

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

Research and Development

      Research and development expenses for the Company were $3,392,000, $2,823,000, and $1,888,000 in 1999, 1998, and 1997, respectively.

Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

Number of Employees

      As of January 1, 2000, the Company employed approximately 650 people.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------  ---   ---------------------------------------------------------

        Lewis J. Ribich     55    President and Chief Executive Officer (1995)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1998)
        Paul F. Kelleher    57    Chief Accounting Officer (1995)
        Daniel E. Walsh     36    Vice President, Finance (1999)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Mr. Kelleher has held a comparable position for at least five years with Thermo Electron. Mr. Ribich has been Chief Executive Officer, President, and a Director of the Company since its inception in 1995 and was President of Ramsey Technology Inc., the Company's predecessor, since 1990. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer and became Treasurer in 1988. In 1994, he was named President and Chief Executive
Officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument Systems
Inc. In 1998, he became Vice President of Corporate Strategy for Thermo
Electron. He remains a Vice President of Thermo Electron. Mr. Walsh has been
Vice President, Finance of the Company since 1999 and served as Director of Finance of the Company from March 1998 until November 1999. He served as
Internal Audit and Tax Manager for Cowles Media Company from June 1994 to March
1998. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo
Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's properties by industry segment as of January 1, 2000, are as follows:

North America

      The Company conducts its North American operations from approximately
135,000 square feet of office, manufacturing, and engineering facilities, occupied under leases expiring at various dates through 2015.

Europe

      The Company conducts its European operations from approximately 146,000 square feet of office, manufacturing, and engineering facilities, occupied under leases expiring at various dates through 2068.

Other

      The remainder of the Company's operations are conducted from approximately
33,000 square feet of office, manufacturing, and engineering facilities occupied under leases expiring at various dates through 2001.

      The Company believes its facilities are in good condition and are suitable and adequate to meet its current needs.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

      Not applicable.


                                     PART III

      The information required by Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.



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

Date:  March 14, 2000          THERMO SENTRON INC.



                               By: /s/ Lewis J. Ribich
                                   Lewis J. Ribich
                                   President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 14, 2000.

Signature                      Title


By:  /s/ Lewis J. Ribich       President, Chief Executive Officer, and Director
     Lewis J. Ribich


By:  /s/ Theo Melas-Kyriazi    Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher      Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ Marshall J. Armstrong Director
     Marshall J. Armstrong


By:  /s/ William W. Hoover     Director
     William W. Hoover


By:  /s/ John T. Keiser        Chairman of the Board and Director
     John T. Keiser


By:  /s/ Donald E. Noble       Director
     Donald E. Noble


By:  /s/ Peter Richman         Director
     Peter Richman




                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Sentron Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Sentron Inc.'s Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000 (except with respect to the matter discussed in Note 12, as to which the date is March 3, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 9 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
February 10, 2000




SCHEDULE II

                                           THERMO SENTRON INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                              Balance at     Provision     Accounts     Other (a)      Balance
                                          Beginning    Charged to      Written                     at End
                                            of Year       Expense          Off                    of Year
------------------------------------- ------------- ------------- ------------ ------------- ------------

Allowance for Doubtful Accounts

Year Ended January 1, 2000                   $1,367        $  572        $(297)       $  (27)       $1,615

Year Ended January 2, 1999                   $1,083        $  260        $(794)       $  818        $1,367

Year Ended January 3, 1998                   $1,812        $   88        $(697)       $ (120)       $1,083


Description                              Balance at   Established     Activity     Other (d)      Balance
                                          Beginning    as Cost of   Charged to                     at End
                                            of Year  Acquisitions      Reserve                    of Year
-------------------------------------- ------------- ------------- ------------ ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000 (c)              $   965       $ 1,691       $(1,140)     $  (408)      $ 1,108

Year Ended January 2, 1999                  $   259       $ 1,309       $ (592)      $   (11)      $   965

Year Ended January 3, 1998                  $   317       $   299       $ (357)      $     -       $   259

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of the activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Includes reserves established related to an acquisition completed in 1998.
(d) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.




                                        EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

 2.1 Agreement dated March 13, 1998, for the sale and purchase of all of the issued share capital of Graseby Allen Limited, Graseby
               Product Monitoring Limited, Goring Kerr Detection Limited,
               Graseby Goring Kerr Inc., Graseby Andersen Inc., and part of the share capital of Allen France S.A., between Graseby Limited,
               Thermo Environmental Instruments Inc., Thermo Sentron Inc.,
               Smiths Industries plc, and Thermo Electron Corporation (filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K dated
               June 12, 1998 [File No. 1-14254] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules and exhibits to this Agreement have been omitted. The
               Company hereby undertakes to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.
               Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 2.2           Amendment Agreement dated May 7, 1998, between Graseby Limited,
               Thermo Environmental Instruments Inc., Thermo Sentron Inc.,
               Smiths Industries plc, and Thermo Electron Corporation (filed as
               Exhibit 2.2 to the Company's Current Report on Form 8-K dated
               June 12, 1998 [File No. 1-14254] and incorporated herein by reference).

 2.3 Agreement, dated June 9, 1998, to further amend the sale and purchase agreement dated March 13, 1998, between Graseby Limited,
               Thermo Environmental Instruments Inc., Thermo Sentron Inc.,
               Smiths Industries plc, and Thermo Electron Corporation (filed as
               Exhibit 2.3 to the Company's Current Report on Form 8-K dated
               June 12, 1998 [File No. 1-14254] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules and exhibits to this Amendment Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

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

10.4           Reserved.


Exhibit
Number         Description of Exhibit

10.5           Reserved.

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

10.8           Deferred Compensation Plan for Directors of the Registrant, as amended and restated as of
               June 8, 1999 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999 [File No. 1-14254] and incorporated herein by reference).

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

10.12          $21.0 Million Promissory Note due December 15, 1998, payable to Thermo Electron
               Corporation (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K filed
               June 12, 1998 [File No. 1-14254] and incorporated herein by reference).

10$19.0        Million Promissory Note due June 30, 1999, payable to Thermo
               Electron Corporation (filed as Exhibit 10.13 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended January 2, 1999 [File No. 1-14254] and incorporated herein by reference).

10.14          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-14254] and incorporated herein by reference).

10.15          Amended and Restated $13,000,000 Promissory Note dated as of June
               30, 1999, issued by Thermo Sentron Inc. to Thermo Electron
               Corporation (filed as Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-14254] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

  13           Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.